Form 10QSB
period 1999-06-30
WORLD WIDE VIDEO
filed 1999-09-23
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended Commission File Number
                             June 30, 1999 10-86519


                                    WORLD WIDE VIDEO, INC.
                    (Exact name of registrant as specified in its charter)
             Colorado                                     54-1921580
    (State of incorporation)                (I.R.S. Employer Identification No.)


                       102A North Main Street, Culpeper, Virginia 22701
                      (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:(540) 727-7551


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                         Yes ___No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  10,911,368 Common Shares Issued as of as of June 30, 1999. 70,274 Warrants @ $2.75, expiration date of April 5, 2001.

Part I: FINANCIAL INFORMATION

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                      BALANCE SHEETS (Stated in US Dollars)
                             (Unaudited-See Note 1)




                                                       June 30,   September 30,
                                                       1999        1998

                     ASSETS

CURRENT ASSETS
   Cash                                                 $   2,895     $  28,324
   Accounts receivable                                     25,036          --
   Inventory                                              144,510       122,448
   Prepaid expenses                                        84,950       107 134
                                                        ---------     ---------
          Total current assets                          $ 257,391     $ 257,906
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $  10,982     $   7,746
   Software                                                13,668        13,668
                                                        ---------     ---------
   Less accumulated depreciation                            2,364         2,364
                                                        ---------     ---------
                                                        $  22,286     $  19,050
                                                        ---------     ---------
OTHER ASSETS
   Technology license, net of accumulated
amortization 6,250                                      $  43,750     $  43,750
   Deposits                                                   650           650
   Deferred charges                                         5,000        15,850
   Prepaid rent, noncurrent portion                         5,850         5,850
                                                        ---------     ---------
                                                        $  55,250     $  66,100
                                                        ---------     ---------
                                                        $ 334,927     $ 343,056
                                                        =========     =========
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                     $  55,000     $  75,780
   Deferred revenue                                        77,000        50,000
   Salaries payable                                       120,000          --
   Convertible loan                                        50,000        50,000
                                                        ---------     ---------
                                                        $ 302,000     $ 175,780
                                                        ---------     ---------
              STOCKHOLDERS= EQUITY
                       = E
Preferred stock, $.01 par value, 10,000,000
        shares authorized, none issued                  $    --       $    --

Common stock, $.0001 par value, 100,000 shares
       authorized; 10,911,368 issued and                    1,050         1,044
outstanding

Additional paid in capital                                818,969       634,558

Deficit accumulated during the development stage         (787,092)     (468,326)
                                                        ---------     ---------
                                                        $  32,927     $ 167,276
                                                        ---------     ---------

                                                        $ 334,927     $ 343,056
                                                        =========     =========
See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                for the three month and nine month periods ended
                      June 30, 1999 and 1998 (Stated in US
                         Dollars) (Unaudited-See Note 1)
                                                                 Cumulative from
                   Three months           Nine months              April 9, 1998
                      ending                 ending          (Date of Inception)
                       June 30,              June 30,           to June 30, 19
                                                                ----------------

                             1999        1998     1999       1998
                             ----        ----     ----       ----

SALES                     $      --    $    --  $    --     $    --   $      --

PRODUCT DEVELOPMENT COSTS

   Contract expense           5,500      9,811    22,175      9,811     199,236
                          ---------   ---------  ---------  ---------  ---------
   Subcontractors             1,061     65,000    62,147     85,000     259,041
                          ---------   ---------  ---------  ---------  ---------

                          $   6,561    $74,811  $ 84,322    $94,811   $ 458,250
                          ---------   ---------  ---------  ---------  ---------

 OPERATING EXPENSES


   Salaries               $  60,000    $    --  $120,000    $    --   $ 120,000

   Office                    34,784      3,173    50,576      3,173      62,964

   Marketing and sales        3,612     37,116    24,177     41,116      78,793

   Legal and
   professional                 665      1,910    17,200      1,910      19,900

   Occupancy                  3,147        887    11,387        887      17,290

   Utilities and
   telephone                  2,489        481     8,489        481      11,481

   Printing                      59         --     2,336         --       6,702

   Depreciation                  --         --        --         --       8,614

   Other                      2,331        459      5,402       479      10,972
                          ---------  ---------  ---------    --------  ---------

                          $ 107,087  $  44,026  $ 239,567  $  48,046  $ 336,716
                          ---------  ---------  ---------    --------  ---------



Net operating loss        $(113,648) $(118,837) $(323,889) $(142,857) $(794,966)

OTHER INCOME                                --      5,114        569      7,486

FINANCIAL INCOME

Interest income                  10         --         10         --        388
                           ---------  ---------  ---------  ---------  ---------

Net loss                  $(113,638) $(118,837) $(318,765) $(142,288) $(787,092)
                           =========  =========  =========  =========  =========


Net loss per share          $(.0111)   $(.0109)   $(.0295)   $(.0139)   $(.0741)
                           =========    =======    =======    =======    =======

Weighted average number
of common shares
outstanding               10,260,833 10,910,368 10,813,157 10,260,833 10,628,689
                          ==========  ========== ========== ========= ==========

See Notes to Financial Statements



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENTS OF CHANGES IN  STOCKHOLDERS=  EQUITY (DEFICIT) for
                           the nine months ended June 30, 1999
                                    (Stated in US Dollars)
                                    (Unaudited-See Note 1)

                                                            Deficit
                                Common Stock               Accumulated
                                                            During
                                               Contributed Development
                             Shares    Amount  Capital      Stage         Total
                             ------    ------  -------      -----         -----

Balance as of
September 30, 1998         10,443,737  $1,044  $634,558   $(468,326)  $ 167,276

Issuance of
"Other 144" stock             375,000      --       --            --          --

Net loss for
the three months
ended December 31,
1998                               --      --       --     (109,304)   (109,304)

Balance as of
December 31, 1998          10,818,737  $1,044  $634,558   $(577,630)  $  57,972

Issuance of stock
during public
offering for $2.75
per share                      33,750       3    92,787           --     92,790

Issuance of
"Other 144" stock              27,381      --       --            --          --

Net loss for the
three months
ended March 31,
1999                               --      --       --      (95,824)    (95,842)
                              --------   -----   --------   --------    --------

Balance as of
March 31, 1999             10,879,868  $1,047  $727,345   $(673,454)  $  54,938

Issuance of stock
during public
offering for
$2.75 per share                31,500       3    91,624          --      91,627

Net loss for
the three months
ended June 30,
1999                               --      --       --     (113,638)  $(113,638)
                            ---------  ------- -------     --------    ---------

Balance as of
June 30, 1999              10,911,368  $1,050  $818,969   $(787,092)   $ 32,927
                           ==========  ======= ========   =========    =========

                       See Notes to Financial Statements




                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENT OF CASH FLOWS
                       for the nine months ended June 30, 1999 and 1998
                    and April 9, 1998 (Date of Inception) to June 30, 1999
                                    (Stated in US Dollars)
                                   (Unaudited - See Note 1)

                                                                  Cumulative for
                                                                   April 9, 1998
                                                                      (Date of
                                               Nine months ended      Inception)
                                            June 30,      June 30,  to  June 30,
                                            1999          1998      1999
                                            ----          ----      ----

  CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(318,765)   $(142,288)   $(787,092)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:

         Depreciation and amortization           --           --          8,614
         Change in assets and liabilities:
            Accounts receivable               (25,036)        (500)     (25,036)
            Inventory                         (22,062)      (3,931)    (144,510)
            Prepaid expenses                   22,184      (59,950)     (90,800)
            Deposits                             --           (650)        (650)
            Deferred charges                   10,850      (10,850)      (5,000)
             Accounts payable                 (20,780)        --         55,000
             Salaries payable                 120,000         --        120,000
            Deferred revenue                   27,000       50,000       77,000

              Net cash used in operating    $(206,609)   $(168,169)   $(792,474)
                                            ---------    ---------    ---------
                activities

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $  (3,236)   $ (19,556)   $ (24,650)
       Purchase of technology license              --      (50,000)     (50,000)
                                              ---------    ---------    --------

               Net cash used in investing   $  (3,236)   $ (69,556)   $ (74,650)
                                              ---------    --------    ---------
activities
 CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of
         common stoc                        $ 184,416    $ 250,000    $ 870,019
       Proceeds from note payable                 --        48,576         --
                                             ---------    ---------    ---------

          Net cash provided by financing
                                            $ 184,416    $ 298,576    $ 870,019
                                             ---------    --------    ----------
                activities
          Net increase (decrease) in cash   $ (25,429)   $  60,851    $   2,895

CASH
    Beginning                                  28,324         --           --
                                             ---------    ---------    ---------

      Ending                                $   2,895    $  60,851    $   2,895
                                             =========    ========    ==========



See Notes to Financial Statements

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                NOTES TO FINANCIAL STATEMENTS
                                        June 30, 1999
                                    (Stated in US Dollars)
                                    (Unaudited See Note 1)

    Note 1.  Interim Reporting

           These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. The statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management=s opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 1998 audited financial statements and notes thereto.

    Note 2.   Nature and Continuance of Operations

           World Wide Video, Inc., which was incorporated in Colorado on April 9, 1998, is in the development stage and is devoting its efforts to locating merger candidates. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $787,092 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

    Note 3.  Summary of Significant Accounting Policies

           A summary of significant accounting policies follows:

           Development Stage Company
               The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company, is devoting substantially all of its present efforts to acquire a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the company=s development stage activities.

           Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Income Taxes
               The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes.@

           Loss Per Share
               Loss per share figures have been calculated based upon the weighted average number of shares outstanding during the years.

                                        WORLD WIDE VIDEO, INC.
                                    (A Development Stage Company)

                                    NOTES TO FINANCIAL STATEMENTS
                                            June 30, 1999
                                        (Stated in US Dollars)
                                        (Unaudited See Note 1)


Note 3.  Summary of Significant Accounting Policies (continued)

        Fair Value of Financial Instruments
           The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended June 30, 1999.


                  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 1999

        The Company has incurred expenses of $323,889 and $142,857 for the nine month periods ended June 30, 1999 and 1998, respectively. The Company earned no revenues for the period in 1999 or 1998. The Company generated net losses of $318,765 and $142,288 for the periods ended June 30, 1999 and 1998, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. While the company is seeking capital sources, there is no assurance that such sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

        The Company earned no revenues for the third quarters of fiscal years 1999 and 1998. The Company incurred expenses of $113,648 and $118,837 and net losses of $113,638 and $118,837 for the quarters ended June 30, 1999 and 1998, respectively. The Company anticipates that the losses will continue for the foreseeable future until the Company is able to achieve product sales which generates sufficient revenues to at least cover expenses. Of course, there is no assurance that such an event will occur.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had minimal working capital at the end of the period which was cash of $2,895. The Company will be required to borrow funds or make private placements of stock in order to fund future operations. No assurance exists as to the ability to acquire loans or make private placements of stock.

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                 PART II - OTHER INFORMATION

Item 1.  Litigation - None

Item 2.  Change in Securities - None

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information - None

Item 6. Exhibits and reports on Form 8-K - No reports were made on Form 8-K for the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of September, 1999..

World Wide Video, Inc.


--------------------------------
John G. Perry, President