Form 10KSB
period 1999-09-30
WORLD WIDE VIDEO
filed 2000-07-13
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________.



                        COMMISSION FILE NUMBER 000-21571
                                -----------------

                             WORLD WIDE VIDEO, INC.
             (Exact name of registrant as specified in its charter)


         COLORADO                                             54-1921580
---------------------------                                   -----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                             Identification No.)

102A NORTH MAIN STREET, CULPEPER, VA         22701
--------------------------------------------------
(Address of principal executive offices)



       Registrant's telephone number, including area code: (540) 727-7551

         Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each exchange on which
to be so registered                              each class is to be registered

      None                                                   None


Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common 100,000,000 Shares of Common Stock, Par Value $.0001 Per Share, 11,011,368 outstanding as of September 30,1999

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS                                          1

ITEM 2.       PROPERTIES                                                      11

ITEM 3.       LEGAL PROCEEDINGS                                               11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             11

                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANTS COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS                                     12

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       13

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     15

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                        16

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              16

ITEM 10.      EXECUTIVE COMPENSATION                                          17

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                      17

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  20

                                    PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FROM 10-K                                                       20

SIGNATURES                                                                    21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

World Wide Video, Inc. (the "Issuer" or "Company" or "WWV") was organized under the laws of the Commonwealth of Virginia on July 16, 1997. There was no activity on fiscal 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company designs and manufactures technology and products for the video communication market. WWV is a development stage company designing and developing custom ultra high speed and low cost hardware for the video communication market. The initial product will be based on the International Telecommunication Union (ITU) Standard, H.324, and will perform over normal telephone lines. This technology allows for bi-directional audio, video, and data over normal analog phone lines. Future products will support H.320 (for ISDN, ATM, ADSL, Satellites) and H.323 (for ETHERNET and INTERNET). The key portion of the Company's technology is being built around a series of new CoDec (audio/video Compression/Decompression) technology. The Company's technology is based on new and emerging custom chips, video compression algorithms, and support technologies. The Company's technology is designed to produce faster, smaller, and better performing video communication products at a lower cost than is currently available in the market place. Furthermore, the company's technology and products will be tailored (customized) to meet specific client applications and market niches.

In anticipation of market introduction, the founders have developed several versions of prototype products, written proprietary enabling software/firmware, presented the products to large potential customers, developed an INTERNET WEB site (WWW.WWV-USA.COM) and identified potential strategic partners/distributors in the United States and other parts of the world.

Several delays have occurred in World Wide Video's planned production schedule due to lateness of key components (newly developed hardware chips, circuitry and firmware) from large chip manufacturers and the deletion of some of the existing chips. It appears that these component problems will be resolved shortly and production for the first in a series of products is scheduled for spring of 2000. Only prototype products have been produced as of this filing. As of September 30, 1999 the Company had no income. The Company has numerous clients interested in its products. The Company also has obtained four custom product contracts with three customers, in addition to the standard products discussed below. These contracts are late due to the delays discussed above, but are in process of being completed. The Company has over $1M in potential product backlog. All orders and contracts are contingent upon an acceptable performance of the production units. Marketing channels will include distributors in the USA, Canada, South Africa, Australia, New Zealand, Malaysia, Singapore, Europe, Asia, and South America. In addition, the Company plans to launch an E-COMMERCE sales effort to directly sell some of its products to customers.

THE COMPANY BUSINESS

Substantially all of the Company's operations have been in connection with the establishment of a new business. Those operations were restricted to design of products and development of prototypes for custom designed contracts. Most of that time was spent focusing on the design and development of new video communication products for market introduction. Several delays have occurred, as outlined above, but it appears that the issues are being resolved and production should begin in the spring of 2000.

The Company's products deliver high-speed audio, video and data information over the plain old telephone system (POTS) lines. The market potential for video communications includes every desktop computer, home computer and every business that needs to communicate, especially as video systems become more and more affordable. Multimedia Research Group forecasts that the video phone and video conferencing markets will total over $15 billion within the next five years, as the video technology becomes more common place. The Company's technology is designed to provide video telephony for the individual user (home), small to large businesses, the security/surveillance, and tele-medicine markets. WWV expects the market growth of these systems to be similar to that of the modem. At first modems were only used by highly paid business people who traveled extensively and needed to connect to their office computer while they were away. Now most computer users use modems to hook to the "Internet," to access electronic bulletin boards and to conduct research. Modems have become standard equipment for most computers, and video may also become standard equipment.

The International Telecommunication Union H.324 standard permits video, voice and data to be shared simultaneously over a simple telephone modem connection. It is the first standard to specify interoperability over a single analog phone line. Because of the H.324 standard, the next generation of video communication products will be able to talk to one another and provide a foundation for massive market expansion.

The Company's products operate over traditional, business and residential copper wire telephone systems commonly referred to as Plain Old Telephone Systems
(POTS). POTS represent over 87% of the world's present telephone networks. POTS lines have a major cost advantage over digital lines as local calls are almost free and most long distance calls range from $.04 to $.08 cents per minute. Digital line rates range from approximately $.25 to $.75 cents per minute. The Company's technology compresses video and data at a higher rate than any competitor in the industry at this time. This gives the Company a tremendous advantage in frame rate and quality, which has been one of the limiting factors on widespread acceptance of the technology. The Company's products will provide video service at a new plateau in availability, video quality and at a lower cost than is presently available.

THE COMPANY PRODUCT LINES

PRODUCT NAME: CENTURION
Target Markets: Security and Surveillance

This is a major market segment for the Company's technology. Surveillance and security information consisting of data, control, audio and high quality video images can be transmitted over POTS between cities, states, and countries or across the world.

The Centurion product family provides the first complete integrated system allowing data, audio and video surveillance from remote locations. Centurion is a small self-contained hardware module that does not require a PC. At 4" x 6" x 1.5" inches and 5 watts of power, it is the smallest compression/decompression (codec) available to OEM designers and end-users. The Centurion product family supports the International Telecommunication Union (ITU) H.324 standard for low bandwidth video over normal (analog) telephone lines.

Spectator(TM) is a co-companion to Centurion that provides one-way video transmission for low cost surveillance applications. Both Centurion and Spectator(TM) are designed to be compatible with future hardware and software releases from WWV. Other Centurion family products, in the development stage, will support the ITU standards such as H.320 (for ISDN, ATM, T.1) and H.323 (for Internet and Ethernet). A high performance PCI computer card will support all three ITU standards. A proprietary "Wavelet" runtime and still video compression algorithm will be added to provide superior performance using either analog or digital telephone lines.

Using standard telephone lines, the Centurion puts any site, no matter how distant, within customer access. The unique 2-way video motion provides complete communication for virtually any surveillance or conferencing application. For security monitoring, there will be fewer unknown false alarms. For monitoring cash related activities, Centurion can provide an interface for POS (Point of Sale) scanners. Centurion can control remotely situated pan-tilt-zoom (PTZ) cameras as well as interface with security alarm equipment and other devices to verify a triggered alarm.

PRODUCT NAME: RAV(TM) MEDICAL
Target Markets: Remote Audio/Video/Data Tele-Medicine, Home Care Medical Monitoring, Doctor and Nursing Facilities, Private Care

The RAV(TM) Medical will be a series of custom products that allow health care professionals to keep abreast of new procedures, consult on X-rays or other visual documents, obtain health information by monitoring home-bound patients and participate in conferences with specialists using normal analog telephone lines (POTS). RAV(TM) Medical's transportable convenience can inexpensively improve the quality of medical care that is provided to patients in remote areas by linking them to experts at distant medical centers. The trend of HMOs and insurance companies insisting on home recovery instead of in-hospital recovery has opened a new market for the home monitoring of patients' vital signs. A number of US and Japanese medical firms are providing vital sign monitors connected to the phone network for checking patient conditions at random times. RAV(TM) Medical now provides the missing link: a two-way video connection between the patient and the care provider.

PRODUCT NAME: RAV(TM) NOTEBOOK
Target Markets: Portable Video Conferencing

The RAV(TM) Notebook (RAV(TM)) is a complete multimedia computer system in a notebook. The RAV(TM) is designed as a tool for the businessperson. The system is designed to provide the full range of typical multimedia computing functions (windows, modems, color display, fax, microphone, speakers) plus full portable video conferencing (shared files, shared applications, shared white boards and camera) using POTS or an option for cellular video communication. The RAV(TM) is the first Remote Audio-Video notebook to include a custom removable ITU H.324 compatible hardware video compression/ decompression (codec) module that frees up the CPU and provides the highest quality video conferencing. For video conferencing, simply plug a phone line into the RAV(TM) and use all the features of a "top of the line" notebook:

     Pentium III MMX/400 MHZ with 128MB RAM, 512KB L2 Cache
     Brilliant 15.1" active 1024x768x16M color display with 4MB controller Data Storage includes 6.4 GB HDD, DVD, 3.5" FDD
     Keyboard & Trackpad & 2 PCMCIA slots
     Sound support includes built-in microphone and speakers
     Communication includes:
                  56 Kbps fax/modem,
                  IR Transceiver and
                  Inputs/Output ports include Audio In, Audio Out, Headphone Out, Video In, and S-Video Out
                  Software includes:        Windows 2000 including Net Meeting
                                            Dragon Speech Recognition Software
     ITU T.120 Whiteboard, File Transfer, and Shared Application
     1 Year Depot Warranty
     Battery & Leather Carrying Case

In addition, the RAV(TM) includes an integrated high resolution color camera and a removable video codec module that contains multiple high speed digital signal processors to provide unparalleled frame rate and quality using the International Telecommunication Union H.324 standard for low bit rate video conferencing. Using the H.324 protocol, the RAV(TM) Notebook video conferencing has Microsoft Net Meeting and International Telecommunication Union's T.120 software that provides file transfers, shared applications, and shared white boards.

PRODUCT NAME: RAV(TM) STB
Target Markets: Video Communication (non-computer based) over POTS

The RAV(TM) STB (Set-Top-Box) does not require a computer for simultaneous video, audio, and data communication over POTS. The RAV(TM) STB uses the industry H.324 standards and operates using a standard television and telephone, and with an internal video camera or an external standard NTSC video camera. The telephone set is capable of making normal voice only calls when it is not being utilized as a RAV(TM) STB. RAV(TM) STB's near real-time, very high quality video imagery, at a speed of approximately 10 to 20 frames per second, is displayed in a user sizable window on the TV screen. Web Browser capabilities will be added in the near future as an option.

PRODUCT NAME: RAV(TM)  PCI
Target Markets: Video Communication (computer based) over POTS

The RAV(TM) PCI board is a low cost; high quality alternative to dedicated video conferencing systems. It can be used for commercial applications as diverse as desktop video conferencing and tele-medicine to consumer personal use. The RAV(TM) PCI is a standard half sized board that plugs into a PCI bus slot in a personal computer (PC). It can be utilized for both consumer and business video communications. It comes with software that is loaded into the PC and has a simple user interface. The RAV(TM) PCI installed in a workstation can make industry standard H.324 video phone calls to any computer already using Intel's ProShare software. The RAV(TM) PCI will also support white boarding, file transfers and application sharing using the T.120 standard.

INDUSTRY OVERVIEW

The hottest general growth area is in computer and communication systems (perhaps as high as $100 billion over the next 5 years). Video communication is one of the largest markets within those general areas. The Company's products will address all of the major communication media like INTERNET, POTS, ETHERNET, Satellite, ADSL, ISDN, ATM, Cellular, and etc. Areas like security, medical, distance learning and video conferencing are all high growth potential. This means that the Company is poised for a potential unbridled growth pattern.

Just for video conferencing, Frost & Sullivan of New York estimates that the video conferencing market is worth $250 million and the video telephone market alone is worth $210 million. Alternately, the market research firm Multi-Media Research Group forecasts that both markets will total over $15 billion within the next five years, as the video communication technology becomes more commonplace. Frost and Sullivan reports that the video conferencing system market is growing at a relatively fast pace. Four critical trends are allowing vendors to meet the needs of the customer, and these same factors will continue to drive the industry:

1.   Technological advances affecting voice, data and video compression.
2.   A sharp decrease in component prices.
3.   Connectivity: the ability to call any location without special equipment.
4.   The adoption and widespread implementation of international standards.

These factors will lead to a tremendous increase in the demand for Video Conferencing systems, and revenues will continue to grow at a high rate. The revenue growth rate for the years 1995 to 2002 is expected to be 43.2%. Because the industry cuts across several markets, there have been a variety of entrants ranging from large telecommunications and information systems companies to small entrepreneurs.

Over the next few years, the competition within the marketplace will increase and market share will go to those companies that offer quality and convenience at the lowest cost. According to industry experts, products will be competing based on "user friendliness", the ability to share information easily, and, most importantly, price.

WWV believes that video conferencing has already grown past group meetings into the desktop segment of the market. Success in this market will depend on improved quality and significant decreases in price. Eventually the market will grow so that every desktop will be considered a "video phone". Applied Business Telecommunications (ABTC) has compiled a comprehensive report on desktop video conferencing. They estimate an installed base of almost 18,000 units as of Aug. 1999. The average growth rate over the last three years has been approximately 60%; more than 2,000 companies have utilized video conferencing to overcome competitive pressures and improve global communications.

Personal Technology Research, cited in ABTC's report, believes that there will be a trend in video conferencing to develop a comprehensive network infrastructure between large groups, small groups and desktop systems, particularly for specialized applications such as distance learning, telecommuting and training. They see the four primary market segments emerging in the first wave of desktop video conferencing within the next one to three years. Those markets are:

1. Standards-based products enabling desktop video conferencing between group systems and desktop computers/workstations.
2. General business computer-based applications enabling low cost desktop video conferencing across multiple operating systems and platforms via ISDN, switched digital services, LANs and PSTN.
3.   The "Video Phone" Market.
4.   Video Communication via regular telephone lines and digital lines.

WWV agrees that the market potential for desktop video conferencing includes every desktop computer in every business that needs to communicate, especially as systems become more and more affordable. Eventually the market will grow to include the home market. The number of individuals who need to communicate with another location only limits the market size. WWV expects the market growth of these systems to be similar to that of the modem. At first modems were only used by highly paid business people who traveled extensively and needed to connect to their office computer while they were away. Now most computer users use modems to hook to the "INTERNET", to access electronic bulletin boards and to conduct research. Modems have become standard equipment for most computers, and so too will desktop video conferencing equipment become standard equipment.

INTERNET

The Internet has rapidly grown from a network connecting a limited number of government, research and educational institutions to a global medium accessed by millions of users to communicate and exchange information. Growth in the Internet has been fueled by an increasing usage of personal computers at home and in the workplace, improvements in the performance and speed of personal computers and modems, improvements in network infrastructure, enhanced ease of access to the Internet provided by service providers, consumer-oriented on-line services and long-distance telephone companies, emergence of standards for Internet navigation and information access, declining costs of Internet service due to increased competition among access providers and increased awareness of the Internet among businesses and consumers. Growth in Internet usage by non-technical users in particular has also been fueled by the emergence of the Web, which uses browser technology and simplifies the retrieval and transmission of information.

As the Internet has become more accessible, functional and widely used by consumers and businesses, its commercial potential has grown. The Internet is emerging as a medium through which businesses can interactively inform, educate, entertain and conduct business with millions of individuals. Thousands of companies have created corporate Web sites that feature information about their product offerings and advertise employment opportunities. Through the Web, Internet content providers are able to deliver timely, personalized content in a manner not possible through traditional media. Internet content can be continuously updated, and accessed by users at any time.

The next version of the Company's product will be INTERNET compatible. The product is current running in prototype form and will improve to support initial speeds up to 128Kbps and up to 384Kbps in the second version.

In additional to utilizing normal marketing  distribution  channels, the Company
also   plans  to  launch   an   E-COMMERCE   approach   on  its  Web  home  page
(WWW.WWV-USA.COM) to directly sell some of its user oriented products.

SALES AND MARKETING

The Company has two employees focused on its sales, marketing and customer service efforts worldwide. (Francis Updike performed those activities as an independent contractor and became a fulltime employee (Vice President of Sales & Marketing) on January 1, 2000. Rebecca Nabal joined the Company as a Marketing Associate during September 1999. The Company's sales and marketing plan is to concentrate on:

     1. Medium and Large OEM, Value Added Resellers, and Systems Integrators.
     2. Medium and large clients for customized products.
     3. National and International Distributors.
     4. E-Commerce for standard products that can be sold directly to end users.

The Company plans to have distributors in the United States, Europe, Malaysia, Asia, Canada, Australia, New Zealand, and Africa.

PRODUCTS, SERVICES, MARKETS, METHODS OF DISTRIBUTION AND REVENUES. Digital electronic products, based on audio/video compression, are presently the principal products to be produced by the company. The Company has commenced shipping some prototype products. The first production units are planned for Spring of 2000. The security and medical markets appear very strong and growing.

MARKETING AND ADVERTISING. Currently, marketing is by trade shows, word of mouth and by Internet web page. A series of Press Releases are planned for the Spring of 2000 in conjunction with various product launches.

CLIENTS. The Company is still in the product development phase and has no product sales to date. The Company has four custom product development contracts signed from three clients. The contracts are late due to delays as discussed previously. These contracts have a potential value over $1.7M during the first year of production. There are also several more clients that have expressed serious interest in additional custom products. In addition to the custom contracts, the Company has a list of over 100 potential clients that have either issued a purchased order, a no cost evaluation purchase order or have expressed serious interest in the Company's standard products. The potential Client list includes:

Custom Products:

         1.       MetroBook Computer Corporation, Inc.
         2.       Help Innovations, Inc. (2 products)
         3.       Transaction Verification Systems

Standard Products:

         1.       DataPower USA, Inc.
         2.       Boeing Information Services
         3.       Andries Tek, Inc.
         4.       ABM IT
         5.       FBI
         6.       US Department of State
         7.       Access Family TV
         8.       Delta Information Systems, Inc.
         9.       NR PTY LIMITED, Australia

All potential sales, including Purchase Orders, Contract(s), No Cost POs and Letters of Intent, are contingent upon the performance, availability and acceptance of the prototype units. There is the possibility that the customer no longer has the requirement for these types of products. Another issue could be the customer's ability to pay for the production product. The company has had several delays in completing the production units. As of 9/30/99, it appears that the technical problems have been overcome and production units should be shipped in the Spring of 2000. The Company has complete arrangements to manufacture the production units subject to additional working capital requirements.. In the opinion of management, there are no technical problems to produce and satisfy the potential backlog of orders. Additional Working Capital may be needed.

Once the Company starts to deliver product, it will initially be dependent upon a single customer or a few customers. Over the first year after the start of the production, the Company does not foresee any one client representing more than 10% of the total sales for that year.

The company does not have any government contracts at this time.

The video electronics industry is highly competitive. The Company faces competition from a variety of large and small companies, both public and private. Many of the competitive companies so engaged possess greater financial and human resources than the Company and therefore have greater leverage in acquiring prospective development and marketing personnel. Accordingly, a high degree of competition in these areas is expected to continue. The markets for video electronic products have increased dramatically in recent years and so have the competitors in those markets. There is no assurance that the Company's revenues, if any ever develop, will not be adversely affected by such factors.

VIDEO COMMUNICATION PRODUCT PRICING AND MARKET SHARE

The industry has been waiting for a video system that can offer high quality at a reasonable price. So far no one has been able to do that, but WWV can and will have the best opportunity in the industry to offer high quality at the lowest price. WWV realizes that this will remain a major advantage, and it must keep the R&D effort going to maintain market share.

As with most new high technology, the average industry price will continue to fall over the next decade. According to PictureTel (the current industry leader for ISDN based solutions), video conferencing prices are currently falling at 20% a year. Industry experts predict that they will continue to do so at least until the year 2005.

WWV represents new technologies. Video communication systems have been available for over ten years, but only now are offering affordable and high quality video conferencing via existing desktop terminals. WWV's key competitive advantage lies in the ability to:

     1. Use any telephone line analog or digital, or use existing local area networks (LANs) like ETHERNET, or wide area networks (WAN) like INTERNET.

     2. High performance, clearer and more frames per second at higher resolution.

     3. Requires less bandwidth than competitors. WWV's products will continue to function at speeds as low as 9,600 baud as compared to 21,600 baud required by others.

     4. Smaller size and a lower power requirement mean that WWV's technology can be placed in more locations, like notebooks, inside VCRs, TVs and automatic teller machines.

     5. WWV's technology is uniquely applicable to many markets. WWV's technology could compliment and compete with products in new markets.

Because video communication is an embryonic industry, the market place for such technology is still evolving. Unlike a computer or a piece of athletic equipment, which have specific, statistically measurable user-populations, the video communication user-population seems unlimited.

In fact, as the "information superhighway" develops and interactive multimedia becomes part of the INTERNET, anyone who owns a PC or television and telephone could become an end user.

COMPETITION

The video conferencing industry is one that is based on research and development, with new products being introduced into the market on a regular basis. The market competes primarily on the basis of video and audio quality, ease of use and price. Management believes that WWV's systems supersede competition by offering a superior design and performance at a lower bill of materials (BOM) price and in a smaller form factor (size). In the future, competition will be based primarily on performance and features, as price will reach a low plateau. Management believes that WWV will stay ahead of the competition by concentrating its efforts on research and development and improving the efficiency of WWV's designs. WWV also offers numerous technical advantages, and one of these is the system's ability to use analog, digital and wireless as a transport medium.

The POTS (Plain Old Telephone System) hardware based (DSP) solution is only offered by two competitors at this time. Both are based on slower DSP based systems. See Section 9.0 for a detailed competitive analysis. WWV is using technology that compresses video and data at a higher rate than any other company in the industry. The compression rate of video is about 3-4:1 better than our fastest competitors. This high rate of compression gives WWV a tremendous advantage in frame rate and quality at any given bandwidth. This advantage will initially be used to provide better products in the POTS area, and the ISDN version products will quickly follow the POTS product. This means that WWV's ISDN based products will provide the same quality over 2 ISDN channels at a lower price than the current ISDN competitors can do today over 6 ISDN channels. (Two ISDN line charges versus 6 ISDN lines charges).

WWV recognizes that the competition in this industry is intense. There are only two H.324 hardware based codec manufacturers. Both have focused on the consumer video conferencing market. The POTS industry players are 8x8, Inc. (see below for more details) and to a lessor degree C-Phone, Inc. They have directed their marketing efforts toward the home video phone environment. The home based conferencing market competes mainly on price. WWV has identified that video communication is most valuable to businesses, not home users.

The WWV marketing approach will be directed toward industries that need remote monitoring, as in security and surveillance, and quality video conferencing. Industry applications such as the security market are more dependent upon acceptable video quality and video performance. World Wide Video's hardware provides superior video quality using newer digital technology. In addition to the quality of the video, WWV's initial products will be priced equal to or less than the competition.

8x8, Inc. (formerly IIT) is the main competitor to WWV. 8x8 has been in the business of selling video compression chips for about ten years. About four years ago, they starting producing a consumer POTS Set-Top-Box, which is a H.324 codec with a built-in camera to be used with a standard TV for video display and audio. The 8x8 and C-Phone frame rate is slow (according to their advertising -theoretical maximum is 15 SQCIF frames per second) and the minimum bandwidth is
19.2 Kbps. WWV's Centurion product is about 1/4 the physical size and requires about 1/4 the power. The Centurion frame rate is better (theoretical maximum is 20 SQCIF frames per second) and the minimum bandwidth required is 9.6 Kbps. About a year ago 8x8 starting developing POTS based security products using the same chip designs. They have not made much progress again for the same reasons. Recent 8x8 announcements indicate that they may be leaving the consumer POTS area and that now 8x8 is concentrating on industrial/commercial markets.

WORKING CAPITAL NEEDS

The working capital needs of the company consist primarily of operating capital, product development capital and marketing capital. These requirements may be met by private placement of stock or loans or by the sale of working interests. The Company will need to develop additional working capital for future operations including setting up production lines. Presently, it has no definite source or commitment for any additional funds.

With the closeness of the first three different production units becoming a reality, the Company has greatly improved the probability of more private funds becoming available. Several companies and organizations have expressed interest in investing. The Company is attempting to minimize the cash requirement needed for the start of production for two custom contracts (2 of the initial three production products) by requesting down payments, delivery order and accounts payable financing. WWV has been able to negotiate extended payments to some of its key electronic component product and contract manufacturers.

World Wide Video, Inc. is pursuing private placements from various sources. The target is to obtain an additional $700,000 by 3/1/00 and a total of $3,000,000 or more by 6/1/00. The Common Stock Regulation D Rule 504 was closed on 4/6/99.

Based on the analysis of funds available and funds required to complete the initial production of product and associated production costs, research and development, the company decided to raise the additional required working capital by a Regulation D Rule 506 offering of Class A preferred stock. In June 1999, WWV started the preferred offering and is still underway. The target is to raise up to $900,000 with the sale of 150,000 preferred shares and 300,000 preferred warrants to qualified investors. The preferred offering consist of selling a unit for $6. A unit includes one preferred share and 2 preferred warrants. The preferred warrants will be for $6 and must be executed within one year of the offering closing date. There is a dividend of 6% per year payable every 6 months. At the close of the preferred offering, WWV will provide the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share. The first preferred stock was sold in July and over $319K had been raised as of 12/31/99.

Y2K READINESS

The company is ready for Y2K. All of the Company's computer, communication and network resources have been upgraded to be fully year 2000 ready. WWV has confirmed with its key sub-contractors and contract manufacturers that they are Y2K compliant. Year 2000 potential issues do not directly effect WWV's products. The Company could be indirectly effected by Y2K such as banks and public utilities, but WWV feels that these possible issues are unlikely and the duration would be short and not seriously effect WWV.

SPONSORED RESEARCH AND DEVELOPMENT

The Company has no sponsored research and development contracts at this time.

INTELLECTUAL PROPERTY

All of the Product  underlying  hardware/firmware  designs belong to the Company and are protected by United States Copyright laws. The Company also has developed unique chips that are not available in the general market place. All of the User Interface and controlling software belongs to WWV and is copyrighted. Also, only binary licenses will be sold in conjunction with the products. The Company, in its hardware design, has used a variety of anti-reversing techniques. Nevertheless, there can be no assurance that copyright laws and other procedures will provide any competitive advantage to the Company.

The Company has applied to the United States Patent and Trademark Office for the registration of two trademarks. The two trademarks are "Spectator" and "RAV". Approval for these trademarks is in the final phase, which is the publication of them in the open literature. There is a high probability of approval for those trademarks by the PTO. The Company also asserts common law protection on certain names and marks that it has used in connection with its business activities.

The Company uses standard industry confidentially agreements in all of its contracts and sub-contracts as protection from industrial espionage. Contractors and sub-contractors are carefully screened and selected for trustworthiness before being engaged. Nevertheless, technology protection is difficult if not impossible to obtain.

GOVERNMENT REGULATION

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS.

The operations of the Company are subject to local, state, and national laws and regulations in the USA. To date, compliance with these regulations by the Company has had no material effect on the Company's operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect such regulations or legislation could have on its activities in the future.

     (a)  State and Local Regulation - None.

                  The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations at state or local level.

     (b)  National Regulation - None.

                  The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations at a national (U.S.) level.

     (c) Environmental Matters - None at the date of this registration statement.

     (d) Other Industry Factors - None at the date of this registration statement.

EMPLOYEES

As of January 1, 2000, the Company had five full time employees and two new hires due to report in February-March, 2000. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

COMPANY HISTORY

World Wide Video, Inc. (the "Issuer" or "Company" or "WWV") was organized under the laws of the Commonwealth of Virginia on July 16, 1997. World Wide Video, Inc. reincorporated under the corporate laws of the State of Colorado on April 9, 1998. From April 1998 - April 1999 the company raised over $900,000 via a Regulation D, Rule 504. As part of the Rule 504, the Company completed the first private placement of 200,000 shares consisting of common stock @ $.50 per unit for operating capital. With the Offering Price amended on May 1, 1998, the Company completed a second private placement consisting of 75,000 shares of common stock @ $2.00 per unit for operating capital. The Offering Price was amended again of July 1, 1998 to $2.75 per unit. The Company completed the final private placement consisting of 233,987 shares of common stock @ $2.75 per unit for operating capital in late 1998 and early 1999 and closed the Rule 504 Offering on April 6, 1999.

In August 1999, the Company filed a F-10SB with the SEC. In July 1999, the Company started a Preferred Stock Offering, at $6 per unit, via Regulation D, Rule 506, with the goal of raising $900,000. A unit includes one preferred share and 2 preferred warrants. The preferred warrants will be for $6.00 and must be executed within one year of the closing date. There is a dividend of 6% per year payable every 6 months. Also, at the close of the private offering, WWV will provide the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share. No options for conversion to common shares will be granted until all the preferred shares have been sold. The first preferred stock was sold in July and over $319K has been raised as of 12/31/99.

The Company is in the process of attempting to be placed on the Over-the-Counter Bulletin Board (OTC BB).

ITEM 2. PROPERTIES

Substantially all offices of the Company are located in leased premises.

The Company's principal office is located at 102A North Main Street, Culpeper, Virginia, 22701, where it occupies approximately 3,000 square feet of space under a lease expiring in July 2000. Monthly payments under the lease currently are $1,650.00 and escalate during the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

The Company believes that it is not involved in any ongoing, pending or threatened legal proceedings that could reasonably be expected to have a material adverse effect on the Company's financial condition or operations.

The Company hereby discloses a possible dispute with an entity, Albemarle Investments, Ltd., regarding a purported consulting arrangement under which claims have been made for $45,000 and issuance of common shares totaling
500,000. The claim was received in the form of a letter directly from the principal of Albemarle Investments, Ltd. and no other communication or no legal action have occurred since receipt of the letter on September 14, 1998. The Company disputes that any monies or shares are due and is prepared to assert legal defense in the event any legal action should to be taken.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The Registrant's common stock is traded on the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Registrant's common stock for years ended September 30, 1997, September 30, 1998 and September 30, 1999 as follows:

                                  Bid (U.S. $)
                                  ------------
                                      1999
                                      ----
                                High        Low
                                ----        ---
First Quarter                 $    0         $    0
Second Quarter                $    0         $    0
Third Quarter                 $    0         $    0
Fourth Quarter                $    0         $    0

                                      1998
                                      ----

First Quarter                 $    0         $    0
Second Quarter                $    0         $    0
Third Quarter                 $    0         $    0
Fourth Quarter                $    0         $    0

                                      1997
                                      ----

First Quarter                 $    0         $    0
Second Quarter                $    0         $    0
Third Quarter                 $    0         $    0
Fourth                        $    0         $    0

      Such Bulletin Board quotations reflect  interdealer  prices,  without mark
up,  mark  down  or  commission  and  may  not  necessarily   represent   actual
transactions.

     (b) As of September 30, 1999, the Registrant had approximately 65 shareholders of record of the common stock.

     (c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Registrant does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

WWV is a development stage company designing and developing custom ultra high speed and low cost hardware for the video communication market. As of September 30, 1999 the Company had no income. As a result of the ongoing product development, the Company had a net loss of $920,887 for the year ended September 30, 1999. Several delays have occurred in the planned production schedule due to lateness of key components (newly developed hardware chips, circuitry and firmware) from large chip manufacturers and the deletion of some of the existing chips. Now it appears that these component problems will be resolved shortly and production for the first in a series of products is scheduled for spring of 2000. The Company has not started production of any of its products as of this filing. The Company has clients from around the world interested in its products. The Company is currently engaged in negotiations with several potential strategic investors/partners to raise the capital needed to fund production activities to satisfy that demand for product. {One of these strategic partners manufactures medical equipment and has signed a tentative agreement to make an initial investment of $734,000 in WWV for its video capabilities in the medical monitoring market. Such an alliance would immediately open markets in the United States and several South American Countries where this partner has established clients. Enhancements to existing products and the introduction of new customized products in the medical field could generate an additional investment of several million dollars from this party during 2000. Another strategic investor/partner has signed a letter of intent to raise $2.5 million for marketing/manufacturing with the Company to penetrate the Canadian and Asian Rim markets for WWV's POTS products. Even though the Company has a high level of confidence that at least one of these investor/partner actions will materialize, there is no assurance that either one will be carried through to fruition. Since most of the world's population has virtually no access to the information "superhighway" and is fortunate to have telephone service, the potential international market for WWV's products is immeasurable. Even in the United States, the accessibility of that information age technology has been concentrated in the cities and metropolitan areas where various supporting infrastructures exist. The rural and remote areas must rely heavily, if not exclusively, upon other technological means, such as POTS, to access distant medical or learning centers, etc.

The Company also has four custom product contracts in additional to the standard products being developed. These custom contracts are late due to the delays discussed above but are in process of being completed. The pre-production units for the home medical monitoring contract ($1M) were shipped to the customer for evaluation and testing in December 1999. That process is ongoing as of the date of this filing and final acceptance of the total contract is contingent upon the performance of the product. Pre-production units for the ATM Banking machine contract ($500,000) are scheduled for shipment to the customer in mid February 2000. Again, these units are subject to testing and evaluation prior to final acceptance of the production contract by the customer. The Company does not anticipate any non-resolvable issues that would cancel the contract with either of these clients. The Company also has identified over $1M in potential product orders. All potential orders and contracts are contingent upon evaluation and acceptable performance of the pre-production units. (See the two Production Schedules below for appropriate product timetables). The Company has potential distribution channels in the United States, Canada, South Africa, Australia, New Zealand, Malaysia, Singapore, Europe, Asia, and South America. In addition, the Company also plans to launch an E-COMMERCE sales approach to directly sell some of its products. To date, the Company has functioned on equity investments. Without continuing investments or loans, the survivability of the Company is at risk.

                             CUSTOM PRODUCT SCHEDULE

Product                 R&D Cost      Production Cost            Production Date
--------------- ------------------ ---------------------------- ----------------
HELP (Enabler)          $20,000         $100,000                    April 2000
--------------- ------------------ ---------------------------- ----------------
TVS (ATM)                20,000          100,000                     May  2000
--------------- ------------------ ---------------------------- ----------------
HELP (HIM)               50,000          100,000                     June 2000
--------------- ------------------ ---------------------------- ----------------
RAV NOTEBOOK             50,000           50,000                    July  2000
--------------- ------------------ ---------------------------- ----------------
*Factors outlined in this document could impact the implementation of this schedule.

                            STANDARD PRODUCT SCHEDULE

Product                R&D Cost          Production Cost    Production Date
-------------------- -------------- ---------------------- ---------------------
Centurion               $50,000         $300,000                   March    2000
-------------------- -------------- ---------------------- ---------------------
Centurion (revision)    200,000          200,000                   July     2000
-------------------- -------------- ---------------------- ---------------------
RAV PCI                  50,000           50,000                   July     2000
-------------------- -------------- ---------------------- ---------------------
Spectator               200,000           50,000                    Aug     2000
-------------------- -------------- ---------------------- ---------------------
Centurion-ISDN/Internet 300,000          300,000                    Sept    2000
-------------------- -------------- ---------------------- ---------------------
*Factors outlined in this document could impact the implementation of this schedule.

RESULT OF OPERATIONS

THE YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998.

The Company had no sales for the years ended September 30, 1999 and 1998 due to still being in the development stage.

Product development costs increased to $769,728 for the year ended September 30, 1999 from $373,928 for the year ended September 10, 1998, an increase of 106%. The primary cause for this overall increase was increased salaries and subcontractor costs. Salaries and related costs increased to $181,791 for the year ended September 30, 1999, from $0 for the year ended September 30, 1998. Subcontractor costs increased to $446,628, representing an increase of 127%. These increases were due to increased pre-production efforts and the need for additional personnel as the initial phases of the pre-production process begins. Product and development costs represented 83% of total expenses for the year ended September 30, 1999, up from 79% for the previous year.

General and administrative expenses increased $59,135 to $156,283 for the year ended September 30, 1999, representing an increase of 61%. This amount was 17% of total expenses for the year, as compared to 21% for the year ended September 30, 1998. The decrease in the percentage is attributable to increased costs incurred in the product development area discussed above. The increase in general and administrative expenses was primarily due to increased professional fees (up to $29,937 from $2,700) related to required SEC filings as well as increased overhead resulting from expanded activities and staff. Rent and utilities increased $18,418 to $27,312, a 207% increase, due to the need for expanded facilities. Marketing and sales expenses decreased from $58,981 to $32,827 because the Company attended fewer trade shows during the year ended September 30, 1999.

The company is ready for Y2K. All of the Company's computer, communication and network resources have been upgraded to be fully year 2000 ready. WWV has confirmed with its key sub-contractors and contract manufacturers that they are Y2K compliant. WWV's products are not directly affected by any year 2000 potential issues. The Company could be indirectly affected by Y2K, such as banks and public utilities, but WWV feels that these possible issues are unlikely and the duration would be short and not seriously effect WWV.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund design of products, working capital and marketing of products being designed.

Net cash used in operating activities for the years ended September 30, 1999 and 1998 were $306,191 and $579,364, respectively. The decrease in cash used in operating activities in 1999 was primarily due to services contributed in exchange for stock and increases in accounts payable, due to officers and employees and deferred revenue.

Net cash used in investing activities for the years ended September 30, 1999 and 1998 were $13,620 and $77,914, respectively. The decrease in cash used in investing activities was primarily the result of decreased purchases of property and equipment, as well as technology licenses during the year ended September 30, 1999.

Net cash provided by financing activities for the years ended September 30, 1999 and 1998 were $310,275 and $685,402, respectively. This decrease was the result of a decrease in overall stock sales (common and preferred combined) in the amount of $275,127.

As of September 30, 1999, the Company owed salaries to officers in the amount of $175,000, up from $65,000 as of September 30, 1998. During the year ended
September 30, 1999, the Company began repaying amounts due to officers and expects to continuing reducing this debt during the year ended September 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME             AGE                    POSITION
     ----             ---                    --------
John G. Perry         54                    President, and Director
Frank A. Maas         55                    Vice President of Engineering,
                                            Secretary, Treasurer,
                                            Chairman of the Board and Director
Francis Updike        55                    Vice President of Sales & Marketing
Charles E. Snyder     49                    Production Manager
Ronald P. Cropper     53                    Director

JOHN G. PERRY founded World Wide Video, Inc. of Virginia, in 1997, and World Wide Video, Inc. of Colorado, in 1998, and has served as President and on the Board of Directors since that time. Mr. Perry has a B.S. in Mathematics, 1967, from Randolph-Macon College and a M.S. in Computer Science, 1976, from the University of Maryland.

FRANK A. MAAS founded World Wide Video, Inc. of Virginia, in 1997, and World Wide Video, Inc. of Colorado, in 1998, and has served as Vice President of Engineering and as the Chairman of the Board of Directors since that time. Mr. Maas has a B.S. in Electrical Engineering, 1967, from Case Institute of Technology. Mr. Maas has over 35 years in computer and communication systems research and over 10 years experience in video compression.

FRANCIS UPDIKE joined the Company in 1999 as Vice President of Sales and Marketing. Mr. Updike has a B.S. in Management from VPI & SU, 1967, and a M.B.A. in Management from the University of Southern Mississippi, 1970. Mr. Updike has extensive experience in managing marketing programs in the public utility, modular housing, livestock trade association and restaurant franchise industries.

CHARLES E. SNYDER joined the Company in 1999 as Production Manager. Mr. Snyder has a B.S. Science Education, Virginia Polytechnic and State University, 1973, and a M.S. Management/Logistics (MBA equivalent), Florida Institute of Technology, 1988.

RONALD P. CROPPER has served on the Board of Directors since 1998. Mr. Cropper has a B.S. from Georgetown University, 1969, and participated in the Harvard University Accelerated MBA Program. Mr. Cropper has received numerous awards and has published articles relating to education and distance learning.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                         Annual               Long-term              Other
Name                  Compensation          Compensation         Compensation
---------------      ------------------     -----------------    ---------------
John Perry              $120,000               None                     None
Frank Maas              $120,000               None                     None
*Francis Updike

*Francis Updike received $24,000 and 68,000 shares of common stock during calendar year 1999 as an independent contractor. Updike accepted fulltime employment with the Company as Vice President of Sales & Marketing on January 1, 2000. His compensation will be $72,000 annually plus bonus (TBD) and Employee Stock Options.

There have been no activities in these areas to date:

         Life Premiums Paid
         Retirement Plans
         Termination Payments
         Stock Options/SAR Grants
         Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan
         Pension Plan
         Compensation for Directors

World Wide Video, Inc. stock is not publicly traded.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. There are no other entities that owns over 5% of the 11,001,368 outstanding shares of Common Stock as of September 30, 1999.

Officers and Directors

Title      Name of                                            Amount     Percent
of         Beneficial     Nature of                             of
Class      Owner          Beneficial Ownership                 Class
-----      ----------     --------------------              ---------     ------
Common John G. Perry Founder, President, & Director 5,000,000 45.41% 14327 Smith Road
        Culpeper, VA 22701

Common  Frank A. Maas     Founder, Vice President, &        5,000,000     45.41%
        808 Culpeper Ave. Chairman of the Board
        Fredericksburg, VA 22405

Common  Ronald Cropper    Director                             10,000      0.09%
        POB 797053
        Dallas, TX  75379

Common  Francis Updike    V.P. of Sales & Marketing            54,000      0.49%
        12305 Hidden Lake
        Culpeper, Virginia 22701

                                                            ----------     -----
Officers and Directors as a group                           10,064,000    91.40%

COMMON WARRANTS (non voting until exercised)

Officers and Directors

Title      Name of                                           Amount     Percent
of         Beneficial          Nature of                        of
Class      Owner              Beneficial Ownership            Class
-----      ----------         --------------------          ---------     ------
Warrants   Francis Updike     V.P. of Sales $ Marketing        8,000      11.38%
           12305 Hidden Lake  ($2.75 per share; expires 4/6/01)
           Culpeper, VA 22701
                                                            ---------     ------
Officers and Directors as a group                              8,000      11.38%



PREFERRED STOCK (ongoing offering, Regulation D Rule 506)

The following sets forth information with respect to the Company's Preferred Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. All other entities that own over 5% of the 23,500 outstanding shares of Preferred Stock as of September 30, 1999 are included.

Officers and Directors

Title          Name of                                       Amount     Percent
of             Beneficial          Nature of                   of
Class          Owner               Beneficial Ownership       Class
-----          ----------          --------------------     ----------    ------
Preferred     Francis Updike     V.P. of Sales & Marketing       1,000     4.26%
              12305 Hidden Lake
              Culpeper, VA 22701
                                                            ----------    ------
Officers and Directors as a group                                1,000     4.26%


Other Entities

Preferred     Linda M. Cramer           Investor                 2,000     8.51%
              19455 Old Orange Road
              Culpeper, Virginia 22701

Preferred     Sidney R. Rothrock        Investor                 2,000     8.51%
              POB 490244
              Key Biscayne Florida 33149

Preferred     POPREP, Inc.              Investor                 2,000     8.51%
              POB 212
              Kearny, Mo 64060

Preferred     Apex Appliance            Investor                 3,000    12.77%
              1612 Diamond NE
              Grand Rapid, MI 49505

Preferred     Mike and Lori Sassen      Investor                 3,000    12.77%
              15428 Windsor Drive
              Omaha, NE 68154

                                                                 ------   ------
Other Entries as a group                                         12,000   51.06%

PREFERRED WARRANTS (non voting until exercised)

Officers and Directors

Title          Name of                                       Amount     Percent
of             Beneficial          Nature of                   of
Class          Owner               Beneficial Ownership       Class
-----          ----------          --------------------     ----------    ------
Warrants     Francis Updike        V.P. of Sales & Marketing     2,000     4.26%
             12305 Hidden Lake     ($6.00 per share; expires TBD)
             Culpeper, VA 22701
                                                             ---------    ------
Officers and Directors as a group                                2,000     4.26%


Other Entities

Warrants     Linda M. Cramer       Investor                      4,000     8.51%
             19455 Old Orange Road
             Culpeper, VA 22701

Warrants     Sidney R. Rothrock    Investor                      4,000     8.51%
             POB 490244
             Key Biscayne Florida 33149

Warrants     POPREP, Inc.          Investor                      4,000     8.51%
             POB 212
             Kearny, Mo 64060

Warrants     Apex Appliance        Investor                      6,000    12.77%
             1612 Diamond NE
             Grand Rapid, MI 49505

Warrants     Mike and Lori Sassen  Investor                      6,000    12.77%
             15428 Windsor Drive
             Omaha, NE 68154                                  ---------  -------

Other Entries as a group                                        24,000    51.06%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None, except those covered in employment and subcontractor as discussed elsewhere.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

FINANCIAL STATEMENTS AND EXHIBITS

     (a) Financial Statements and Schedules. The following financial statements and schedules for the Registrant as of September 30, 1999 are filed as part of this report.

          (1)  Financial statements of World Wide Video, Inc.

Year 1999
---------                                                              Page
                                                                       ----
Cover Page                                                             F-1

Index to Financial Statements                                          F-2

Independent Auditor's Report for years ended
September 30, 1999 and 1998                                            F-3

     Balance Sheet                                                     F-4-F-5
     Statement of Operations                                           F-6
     Statement of Stockholders' Equity                                 F-7
     Statement of Cash Flows                                           F-8

Notes to Financial Statements                                          F-9-F-15


          (2)  Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


SK EXHIBITS

     3.1  Articles of Incorporation of World Wide Video, Inc. (Colorado)*
     3.2  Bylaws of World Wide Video, Inc. (Colorado)*
     3.3  Articles of Incorporation of World Wide Video, Inc. (Virginia)*
     3.4  Bylaws of World Wide Video, Inc. (Virginia)*
     10.1.1 Agreement with National Executive Trade, Inc. (amended by 10.1.2)*
     10.1.2 Agreement with Data Power, Inc.*
     10.2 Share Exchange Agreement*
     23.1 Consent of Accountant

* Incorporated by reference to Exhibits to the Registration Statement on Form 10-SB/A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2000

                                          WORLD WIDE VIDEO, INC.


                                             /s/John G. Perry
                                              ----------------------------------
                                               John G. Perry, President


                                           Directors:

                                           /s/Frank A. Maas
                                           -------------------------------------
                                           Frank A. Maas, Secretary and Director


                                           /s/John G. Perry
                                            ------------------------------------
                                           John G. Perry, Director

                                           /s/Ronald Cropper
                                            ------------------------------------
                                           Ronald Cropper, Director

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORT
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                       INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Cover Page                                                             F-1

Index to Financial Statements                                          F-2

Independent Auditor's Report for years ended
September 30, 1999 and 1998                                            F-3

     Balance Sheet                                                     F-4-F-5
     Statement of Operations                                           F-6
     Statement of Stockholders' Equity                                 F-7
     Statement of Cash Flows                                           F-8

Notes to Financial Statements                                          F-9-F-15

                                    THOMPSON,
                                    GREENSPON
                                   & Co., P.C.

                          Certified Public Accountants

                             Management Consultants


            INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS

To the Stockholders
World Wide Video, Inc.
Culpeper, Virginia

We have audited the accompanying balance sheets of World Wide Video, Inc., a development stage enterprise, and the related statements of operations and retained earnings and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Video, Inc. (a Colorado Corporation), and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Corporation has suffered continued losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/THOMPSON, GREENSPON & CO., P.C.
January 7, 2000
Fairfax, Virginia

                             WORLD WIDE VIDEO, INC.
                            (A Colorado corporation)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998

                                       1999                   1998
                                       ----                  ----
ASSETS
Current Assets
 Cash and cash equivalents              $ 18,788          $28,324
 Inventories                             119,290          122,448
 Accounts receivable, other                8,033            2,434
Prepaid assets and fees                   86,121          104,700
 Deferred offering costs                   3,000           15,850
                                      -----------------------------
Total Current Assets                     235,232          273,756
                                      ------------------------------

Property and Equipment
 Computer and equipment                   20,866            7,746
 Software                                 13,668           13,668
                                      ------------------------------
Total Cost                                34,534           21,414

Less accumulated depreciation             (7,129)          (2,364)
                                      -------------------------------
Net Property and Equipment                27,405           19,050
                                      -------------------------------

Other Assets

 Technology license, net of               33,750           43,750
amortization
 Deposits                                  1,150              650
 Prepaid rent, non-current                     -            5,850
                                      -------------------------------
Total Other Assets                        34,900           50,250
                                      -------------------------------

TOTAL ASSETS                            $297,537     $    343,056
                                      ===============================


   The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.
                            (A Colorado corporation)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998




                                                   1999              1998
                                          -------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued expenses          $ 58,209         $    10,780
 Due to officers and employees                   213,164              65,000
 Deferred revenue                                 75,000              50,000
 Convertible loan                                      -              50,000
 Preferred dividend payable                        1,020                   -
                                          -------------------------------------
Total Current Liabilities                        347,393             175,780
                                          -------------------------------------

Stockholders' Equity

Common stock,  par value $0.0001;
100,000,000  shares  authorized;
11,011,368 issued and outstanding at
September 30, 1999 and 10,443,737
issued and outstanding
at September 30, 1998                              1,101               1,044

 Preferred stock, par value $0.01;
10,000,000 shares authorized; 23,500
shares, each with two warrants,
issued or outstanding at September 30,
1999; no shares issued and outstanding
at September 30, 1998                                235                   -

 Additional paid-in capital                      1,339,041           634,558

 Accumulated deficit during development stage   (1,390,233)         (468,326)
                                         --------------------------------------
Total Stockholders' Equity                         (49,856)          167,276
                                         --------------------------------------

Total Liabilities and Stockholders'               $297,537          $343,056
Equity
                                         ======================================

  The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.
                            (A Colorado corporation)
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                              1999                1998

Sales                                          $-                $    -
                                             ----------------------------------

Product Development Costs
 Salaries and benefits                         181,791                -
 Subcontractors                                446,628           196,867
 Other development costs                       141,309           177,061
                                             ----------------------------------
 Total Product Development Costs               769,728           373,928
                                             ----------------------------------

General and Administrative Expenses

 Office                                         38,971            12,388
 Marketing and sales                            32,827            58,981
 Professional services                          29,937             2,700
 Occupancy                                      14,909             5,903
 Depreciation and amortization                  14,765             8,614
 Utilities and telephone                        12,403             2,991
 Other                                          12,471             5,571
                                             ----------------------------------
 Total General & Administrative Expenses       156,283            97,148
                                             ----------------------------------
 Total Costs and Expenses                     (926,011)         (471,076)
Other Income                                     5,124             2,750
                                             ----------------------------------
Loss before Income Taxes                      (920,887)         (468,326)
Income Taxes                                         -                 -
                                             ----------------------------------
Net Loss                                     $(920,887)        $(468,326)
                                             ==================================

Dividends, Preferred Stock                       1,020                 -

ILoss Available to Common Stockholders       $(921,907)        $(468,326)

Basic and Diluted Net Loss Per Share         $   (0.09)        $   (0.06)
                                             ==================================
Average Common and Common Equivalent
Shares Outstanding                          10,558,840         7,556,726
                                             ==================================

   The Notes to Financial Statements are an integral part of these statements.


                                                       WORLD WIDE VIDEO, INC.
                                                      (A Colorado Corporation)
                                                  (A Development Stage Enterprise)

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                               YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                        Accumulated
                                                                          Cumulative      Additional    Deficit During
                                                          Common          Preferred       Paid In       Development
                                                    Shares     Stock      Par             Capital       Stage          Totals
                                                  ---------------------------------------------------------------------------------

Issuance of share capital to
Founders, July 16, 1997                              200           $-     $200             $200         $-         $200

Net loss, period ended September
30, 1997                                               -            -                         -          -            -
                                                 ----------------------------------------------------------------------------------

Balance Sheet September 30, 1997                     200            -                       200          -          200

Exchange of shares, issuance of
new shares upon reincorporation
 May 12, 1998                                  9,999,800        1,000                      (200)         -          800

Sale of common stock, April 3
through September 8, 1998                        443,737           44                   634,558          -      634,602

Net loss, year ended September 30, 1998                -            -                         -   (468,326)    (468,326)
                                                 ----------------------------------------------------------------------------------
Balance, September 30, 1998                   10,443,737       $1,044                  $634,558  ($468,326)    $167,276
                                                 ==================================================================================

Sale of common stock                             315,250           32                   213,433          -

Sale of cumulative Preferred stock                     -                   235          140,765          -

Contributed services                             252,381           25                   350,285          -

Dividend, cumulative Preferred shares                                                               (1,020)      (1,020)

Net loss, year ended September 30, 1999                -            -                         -   (920,887)     (920,887)
                                                 ----------------------------------------------------------------------------------
Balance, September 30, 1999                   11,011,368       $1,101     $235       $1,339,041 $(1,390,233)   $ (49,856)
                                                 ==================================================================================



                             The Notes to Financial Statements are an integral part of these statements.
                                                                F-7


                             WORLD WIDE VIDEO, INC.
                            (A Colorado Corporation)
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                    1999               1998
                                                  -----------------------------
Cash Flows from Operating Activities
 Net loss                                         $(920,887)          ($468,326)
 Noncash items included in net loss
 Depreciation                                         4,765               2,364
 Amortization                                        10,000               6,250
 Contributed services                               350,310                   -
 Changes in assets & liabilities
 Decrease (Increase) in
  Inventory                                           3,158            (122,448)
  Accounts receivable-other                          (5,599)             (2,434)
  Prepaid expenses                                   18,579            (104,700)
  Deferred offering costs                            12,850             (15,850)
 Increase in
 Accounts payable                                    47,429              10,780
 Due to officers and employees                      148,164              65,000
 Deferred revenue                                    25,000              50,000
                                             ----------------------------------
 Net Cash Used by Operating Activities             (306,231)           (579,364)
                                             ----------------------------------
Cash Flows from Investing Activities
 Purchase of equipment & Software                   (13,120)            (21,414)
 Purchase of technology license                           -             (50,000)
 Purchase of other assets                              (500)             (6,500)
                                             ----------------------------------
 Net Cash Used by Investing Activities              (13,620)            (77,914)

Cash Flows from Financing Activities
 Proceeds from sales of common stock                213,465             635,402
 Proceeds from sale of preferred stock              141,000                   -
 Convertible loan                                         -              50,000
                                             ----------------------------------
 Net Cash Provided by Financing Activities          354,465             685,402
                                             ----------------------------------
Net (Decrease) Increase in Cash and
     Cash Equivalents                                (9,536)             28,124

Cash and Cash Equivalents, beginning of year         28,324                 200
                                             ----------------------------------
Cash and Cash Equivalents, end of year              $18,788             $28,324
                                             ==================================

   The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY AND PURPOSE

World Wide Video, Inc. (the Company) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. There was no activity in fiscal 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. The principal activities of the Company since inception have been raising capital, conducting research and product development. The Company conducts its operations from offices in Culpeper, Virginia.

The accounting and reporting policies of World Wide Video, Inc. conform with generally accepted accounting principles and reflect practices appropriate to a development stage enterprise. These policies are summarized below.

DEVELOPMENT STAGE ENTERPRISE

Substantially all of the Company's operations have been in connection with the establishment of a new business. The Company has adopted Statement of Position 98-5 which requires expensing of costs of start-up activities, including organization costs, as incurred.

FINANCIAL STATEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Due to their prospective nature, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

CASH AND CASH EQUIVALENTS

The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing or financing activities.

There were no income taxes or interest paid during the period ended September 30, 1998 or 1999.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

INVENTORY

Inventory, which consists primarily of raw materials, is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventory consists principally of raw materials, chipsets, which are purchased from Analog Devices, Inc. The Company has no binding commitments to purchase additional inventory.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leases which meet certain specified criteria are accounted for as capital assets and liabilities, and those not meeting the criteria are accounted for as operating leases.

Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and the resulting gain or loss is reflected in earnings.

Depreciation expense for the period ended September 30, 1999 was $4,765 and for September 30, 1998 was $2,364.

TECHNOLOGY LICENSES

The Company capitalizes technology licenses. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight line basis over five years.

Amortization expense for the period ended September 30, 1998 was $10,000 and for the period ended September 30, 1998 was $6,250.

DEFERRED OFFERING COSTS

Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount of the proceeds credited to additional paid in capital is reduced by the deferred offering costs. Should an offering be unsuccessful, these costs are charged to expense.

DEFERRED REVENUE

License revenues are generally recognized upon delivery of the licensed technology provided no significant future obligations exist and collection is probable. Payments for nonrecurring engineering costs are recognized upon acceptance of prototypes by the customer, provided no significant future obligations exist and collection is probable.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

INCOME TAXES

The Corporation utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.

Temporary differences consist of the difference in financial statement and income tax bases for accounting for start up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability.

Prior to April 1, 1998, the Corporation, with the consent of its stockholders, had elected S corporation status under Section 1372 of the Internal Revenue Code and similar sections of the state income tax laws. On April 1, 1998, the Company terminated its S election and is now subject to corporate income tax rates. The Company had no retained earnings when the S election was terminated.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares and potential common shares outstanding during the period (denominator). Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock having a dilutive effect.

The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends. Neither the preferred or common warrants were included in the computations of net loss per share because the effect on the calculations would be antidilutive:

2.       NEED FOR ADDITIONAL CAPITAL

The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company has concluded a private securities offering in which it has raised $798,070, net of offerings costs of $94,574. An offering of cumulative preferred shares is underway. As of September 30, 1999, the Company has raised $141,000 in this offering. Additional funds will be raised through similar private offerings, which in Management's opinion, will provide sufficient capital resources to complete current product development and initial product marketing.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


3.       PREPAID EXPENSES AND FEES

Included in Prepaid Expenses at September 30 are the following:

                                                           1999          1998
                                                          -------       -------
Custom engineering support deposit                       $20,000        $50,000
Deposit on DataBeam license                               17,500
Deposit on inventory purchases                            18,390         23,900
Prepaid marketing expenses                                18,000         18,000
Trade shows and other                                      6,381          5,000
PREPAID RENT                                               5,850          7,800
                                                          -------      --------
                                                          $86,121      $104,700
                                                          =======      ========

Custom engineering support is on deposit with Analog Devices, Inc., the Company's principal supplier of raw materials, for custom engineering support in connection with product development. The Company also has $15,000 on deposit with the same vendor for raw materials to be delivered in the next year. Prepaid product marketing costs of $18,000 are expected to be expensed in the coming year

4.       OTHER ASSETS

The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement.. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at September 30, 1999 was $33,750 and at September 30, 1998, the carrying value was $43,750.

5.       CONTRIBUTED CAPITAL

In connection with the reincorporation of the Company, the original stockholders received 10,000,000 shares of common stock. In March, 1998, the Company entered into an agreement in which they agreed to provide 250,000 shares of common stock at $0.20 per share in return for a convertible loan, provided certain conditions could be satisfied. (See Note 7). In April, 1998, the Company sold 200,000 shares of common stock at $0.50 per share, and 75,000 shares at $2.00 per share.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


5.       CONTRIBUTED CAPITAL (CONTINUED)

In April, 1998, the Company commenced a private offering of 315,250 common shares at $2.75 per share. After deducting costs of $94,574, the Company has realized proceeds of $798,070. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares.

In July, 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. Each unit included one share of cumulative preferred stock and 2 warrants entitling the holder to purchase a share of cumulative preferred stock at $6.00 per share. The preferred stock earns a dividend at the rate of 6% per annum, payable semi-annually. Upon conclusion of the offering, the holders of the preferred shares will be offered two shares of common stock for each share of cumulative preferred stock. At the close of the private offering each cumulative preferred share is convertible into 2 shares of common stock.

During fiscal 1999, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

6.       CONVERTIBLE DEBT

In March 1998, National Executive Trade, Inc. advanced the Company $50,000 (non interest bearing) under an agreement that granted the lender the exclusive right to manufacture and market products in Canada until March, 2008. Upon delivery of prototypes, the debt was convertible to 250,000 shares of common stock. The agreement was assigned to DataPower, Inc., a Canadian company. In November 1998, the parties agreed that the prototypes were acceptable. At that time, the Company agreed to issue 250,000 shares of its common stock in satisfaction of the debt.

7.       OPERATING LEASE

The Company leases office space in Culpeper, Virginia, under a two-year lease agreement commencing July 7, 1998 and expiring July 6, 2000. Monthly rent is $650. The rent for the leased premises is $15,600 for the term of the lease, which the Company prepaid. The Company has made a security deposit of $650. In September 1999, the Company entered into an agreement for additional space at the rate of $500 per month on a month to month basis and made an additional deposit of $500 to secure the additional space. Rent expense was $7,800 and $1,950, respectively, for the years ended September 30, 1999 and 1998.

                                WORLD WIDE VIDEO
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


8.       RELATED PARTIES

A majority stockholder is a member of the Board of Directors of DataPower, Inc. (See Note 6) A Director of the Company has been engaged to assist in the raising of capital. He is compensated on the basis of a percentage (from 2 to 5 percent) of the completed transaction. During the period ended September 30, 1998, he was paid $23, 435 under this contract. In addition, the same Director has been prepaid $ 18,000 under a product marketing agreement.

The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004.. The agreements provide for annual salaries of $120,000. During the year ended September 30, 1999, the President and the Vice-President of Engineering earned $90,000 each under these agreements. Of this amount $175,000 remains unpaid at September 30, 1999.

During the year ended September 30, 1998, they earned $180,000 under earlier agreements, of which $35,000 remains unpaid at September 30, 1999 and $65,000 remained unpaid at September 30, 1998.

9.       COMMITMENTS AND CONTINGENCIES

The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

RAISING CAPITAL

The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. Stock compensation of 125,000 common shares was earned in the year ended September 31, 1999 and none in the year ended September 30, 1998.

PRODUCT DEVELOPMENT

Under an agreement to develop certain products, the Company has deferred revenue of $50,000 pending achievement of contract milestones. Successful completion of contract milestones will result in additional payments of up to $50,000. The Company has experienced delays in completing contract requirements. The contract is in default.

The Company has deferred $25,000 in nonrecurring engineering payments received in connection with product development contracts.

MARKETING AND TECHNOLOGY LICENSES

In March 1998, the Company entered into an exclusive manufacturing and marketing license agreement with National Executive Trade, Inc. Consideration for the licenses was a loan of $50,000 which could be repaid with the Company's common stock if the Company could provide acceptable prototypes. In November, 1998,after several delays, the Company was able to provide acceptable prototypes and agreed to issue 250,000 shares of common stock in satisfaction of the debt.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


9.       COMMITMENTS AND CONTINGENCIES
         (CONTINUED)

The agreement was assigned to DataPower, Inc. and amended on August 31, 1998 to include an additional marketing license in exchange for 250,000 common shares of DataPower, Inc. At September 30, 1999 and 1998, the Company had determined that collection of the consideration was not likely because of continued delays in meeting the specifications of the contract with DataPower, Inc. In December, 1999 the Company was notified that DataPower, Inc. intended to issue its stock as consideration for the license agreement.