Form 10QSB/A
period 1999-06-30
WORLD WIDE VIDEO
filed 2000-07-21
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

                        Commission File Number: 0-26235

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

                            YES ___         NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

10,911,368 Common Shares Issued as of as of June 30, 1999. 70,274 Warrants @ $2.75, expiration date of April 5, 2001.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 1999 and September 30, 1998
                             (Stated in US Dollars)
                                                       June 30,    September 30,
                                                         1999           1998
                                                       -------------------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                 $   2,895     $  28,324
   Accounts receivable                                      8,036         2,434
   Inventory                                              144,510       122,448
   Prepaid expenses                                        52,800        66,700
   Deferred offering costs                                  5,000        15,850
                                                        ---------     ---------
          Total current assets                          $ 213,241     $ 235,756
                                                        ---------     ---------
PROPERTY AND EQUIPMENT

   Computer equipment                                   $  10,982     $   7,746
   Software                                                13,668        13,668
                                                        ---------     ---------
                                                        $  24,650     $  21,414
   Less accumulated depreciation                            5,937         2,364
                                                        ---------     ---------
                                                        $  18,713     $  19,050
                                                        ---------     ---------
OTHER ASSETS

   Technology license, net of accumulated
        amortization of $13,750                         $  36,250     $  43,750
   Deposits                                                   650           650
   Prepaid marketing fees                                  18,000        18,000
   Prepaid rent, non-current portion                           -          5,850
   Nonrecurring engineering fee, non-current portion       20,000        20,000
                                                        ---------     ---------
                                                        $  74,900     $  88,250
                                                        ---------     ---------
                                                        $ 306,854     $ 343,056
                                                        =========     =========

                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 1999 and September 30, 1998
                             (Stated in US Dollars)
                                                       June 30,    September 30,
                                                         1999           1998
                                                       -------------------------

                                   LIABILITIES

CURRENT LIABILITIES

  Accounts payable                                     $  60,000     $  10,780
   Due to officers and employees                          120,000        65,000
   Deferred revenue                                        60,000        50,000
   Convertible loan                                           --         50,000
                                                        ---------     ---------
                                                        $ 240,000     $ 175,780
                                                        ---------     ---------
                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 10,000,000
        shares authorized, none issued                  $    --       $    --
Common stock, $.0001 par value, 100,000 shares
       authorized; 10,911,368 issued and outstanding        1,094         1,044
Additional paid in capital                                863,937       634,558
Deficit accumulated during the development stage         (798,177)     (468,326)
                                                        ---------     ---------
                                                        $  66,854     $ 167,276
                                                        ---------     ---------

                                                        $ 306,854     $ 343,056
                                                        =========     =========


                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
            For the Three Months and Nine Months Ended June 30, 1999
                         and 1998 and from July 16, 1997
                      (Date of Inception) to June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                     Cumulative from
                               Three months         Nine months       July 16, 1997
                                 ending               ending       (Date of Inception)
                                 June 30,            June 30,          to June 30,
                             1999        1998     1999       1998         1999
                             ----        ----     ----       ----         ----

SALES                     $      --   $    --    $    --    $    --    $    --
                          ---------   --------   --------   --------   --------
PRODUCT DEVELOPMENT COSTS
   Salaries               $  60,000   $     --   $120,000    $    --   $ 120,000
   Subcontractors             1,061     65,000     62,660     85,000     259,527
   Other development costs   11,398      9,811     29,726      9,811     206,787
                          ---------   ---------  ---------  ---------  ---------
                          $  72,459   $ 74,811   $212,386    $94,811   $ 586,314
                          ---------   ---------  ---------  ---------  ---------

 OPERATING EXPENSES
   Office                 $  30,239    $ 3,173   $ 44,900    $ 3,173   $  57,289
   Marketing and sales        1,798     37,116     22,274     41,116      81,255
   Legal and
      professional              665      1,910     17,200      1,910      19,900
   Occupancy                  3,147        887     11,242        887      17,146
   Utilities and
      telephone               2,489        481      8,489        481      11,481
   Depreciation               3,691        --      11,074         --      19,687
   Other                      2,851        459      7,410        479      12,979
                          ---------  ---------  ---------    --------  ---------
                          $  44,880  $  44,026  $ 122,589  $  48,046  $  219,737
                          ---------  ---------  ---------    --------  ---------

Net operating loss        $(117,339) $(118,837) $(334,975) $(142,857) $ (806,051)

OTHER INCOME                                --      5,114        569       7,864

FINANCIAL INCOME
   Interest income               10         --         10         --          10
                           ---------  ---------  ---------  ---------  ---------

Net loss                  $(117,329) $(118,837) $(329,851) $(142,288) $ (798,177)
                           =========  =========  =========  =========  =========

Net loss per share        $    (.02) $    (.02) $    (.06) $    (.03) $     (.15)
                          ========== ========== ========== ========== ===========
Weighted average number
of common shares
outstanding               5,620,099   5,179,726  5,620,099  5,179,726  5,179,726
                          ==========  ========== ========== ========= ==========

                       See Notes to Financial Statements


                                   WORLD WIDE VIDEO, INC.
                               (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Period July 16, 1997, Inception, to June 30, 1999
                                   (Stated in US Dollars)
                                         (Unaudited)

                                                                      Accumulated
                                                         Additional  Deficit During
                                     Common Stock          Paid In    Development
                                   Shares       Amount     Capital      Stage       Total
                                   ------       ------    -------       -----       -----

Issuance of share capital
   to Founders, July 16, 1997           200       $  --     $  200      $   --     $   200

Net loss, period ended
   September 30, 1997                   --           --        --           --         --
                                    -------       -------    -------    -------    -------
Balance, September 30, 1997             200          --     $  200          --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998     9,999,800       1,000       (200)         --         800

Sale of common stock, April 3,
  through September 8, 1998         443,737          44    634,558          --     634,602

Net loss, year ended September 30,
  1998                                  --           --         --      (468,326) (468,326)
                                  ----------     -------   --------    ---------  --------
Balance, September 30, 1998       10,443,737      1,044    634,558      (468,326)  167,276

Sale of common stock October 1,
  1998 through June 30, 1999         497,625         50    229,379           --    229,431

Net loss, October 1, 1998
  through June 30, 1999                  --          --         --      (329,851) (329,851)
                                  ----------     -------   --------    ---------  ---------
Balance, June 30, 1999            10,941,362      1,094    863,937      (798,177)   66,856
                                  ==========     =======   ========    =========  =========


                                    See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
            For the Nine Months Ended June 30, 1999 and 1998 and
               July 16, 1997 (Date of Inception) to June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                  Cumulative for
                                                                   July 16, 1997
                                                                        (Date of
                                            Nine months ended         Inception)
                                          June 30,      June 30,    to  June 30,
                                           1999           1998             1999
                                           ----           ----       -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(329,851)   $(142,288)   $(798,177)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:

         Depreciation and amortization         11,074           --       19,687
         Change in assets and liabilities:
            Accounts receivable               ( 5,602)        (500)      (8,036)
            Inventory                         (22,062)      (3,931)    (144,510)
            Prepaid expenses                   19,750      (59,950)     (90,800)
            Deposits                             --           (650)        (650)
            Deferred charges                   10,850      (10,850)      (5,000)
             Accounts payable                 (15,780)        --         10,000
             Salaries payable                 120,000         --        120,000
            Deferred revenue                   10,000       50,000       60,000
            Convertible loan                  (50,000)        --         50,000
                                            ---------    ---------    ---------
              Net cash used in operating
                activities                  $(251,621)   $(168,169)   $(787,486)
                                            ---------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $  (3,237)   $ (19,556)   $ (24,651)
       Purchase of technology license              --      (50,000)     (50,000)
                                             ---------    ---------    --------
               Net cash used in investing
                 activities                 $  (3,237)   $ (69,556)   $ (74,651)
                                              ---------    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of
         common stock                       $ 229,429    $ 250,000    $ 865,032
       Proceeds from note payable                 --        48,576         --
                                             ---------    ---------    ---------
               Net cash provided by
                 activities                 $ 229,429    $ 298,576    $ 865,032
                                             ---------    --------    ----------
       Net increase (decrease) in cash      $ (25,429)   $  60,851    $   2,895

CASH

      Beginning                                28,324         --           --
                                             ---------    ---------    ---------
      Ending                                $   2,895    $  60,851    $   2,895
                                             =========    ========    ==========

                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 1. INTERIM REPORTING

     These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. The statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 1998 audited financial statements and notes thereto.

NOTE 2. NATURE AND CONTINUANCE OF OPERATIONS

     World Wide Video, Inc., which was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $798,177 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

     The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At June 30, 1999, the Company had sold 10,911,368 shares of common stock at prices ranging from $.50 to $2.75 per common share.

     After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company has decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. In addition, the Company will issue stock to certain key individuals for services rendered in lieu of cash payments. In management's opinion, such efforts should provide sufficient funds to continue operations for the next year.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies follows:

         Development Stage Company

               The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has elected early adoption of Statement of Position 98-5, which requires expensing of costs of start-up activities, including organization costs, as incurred. All losses accumulated since inception have been considered as part of the company's development stage activities.

         Method of Accounting

               The financial statements are presented on the accrual basis of accounting. Under this method of accounting, revenues are recognized when they are earned as opposed to when cash is actually received. Likewise, expenses are recognized when they are incurred as opposed to when they are actually paid.

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

         Cash and Cash Equivalents

               The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing, or financing activities.

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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and the resulting gain or loss is reflected in earnings.

         Income Taxes

               The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.

               Temporary differences consist of the difference in financial and income tax bases for accounting for start up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.

         Loss Per Share

               The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, which established standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basis EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilutions that could occur of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. This computation excludes securities which are antidilutive.

               The following table sets forth the computation of basic and diluted loss per share:

                                                  Three Months    Nine Months
                                                     Ended           Ended
                                                  JUNE 30, 1999   JUNE 30, 1999
                                                  -------------   -------------
                   Numerator:
                       Net loss                    $(117,329)      $(329,851)
                   Denominator
                       Weighted average shares
                       outstanding                 5,620,099       5,620,099
                   Basic and diluted EPS           $    (.02)      $    (.06)

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair Value of Financial Instruments

               The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended June 30, 1999.

         Technology License

               The Company capitalizes technology licenses when purchased. Technology licenses are carried at cost less accumulated amortization. The Company has purchased one technology license which permits it unlimited access for an unlimited period of time. Amortization is taken on the straight line basis over five years, the estimated useful life of the license. The Company evaluates recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. There have been not material adjustments to the carrying values of intangible assets resulting from these evaluations.

         Deferred Offering Costs

               Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount of the proceeds credited to additional paid in capital is reduced by the deferred offering costs. Should an offering be unsuccessful, these costs are charged to expense. In connection with a private securities offering (Rule 504), the Company has deferred costs of $5,000 associated with certain filing requirements that are expected to be completed in the near future. These charges will be netted against the proceeds of the offering when filings are completed.

         Deferred Revenue

               License revenues are generally recognized upon delivery of the licensed technology to the customer, provided no significant future obligations exist and collection is probable. Payments for nonrecurring engineering costs are recognized upon acceptance of prototypes by the customer, provided no significant future obligations exist and collections is probable.

NOTE 4.  PREPAID EXPENSES

     Prepaid expenses as of June 30, 1999 consist of the following:

                    Nonrecurring engineering fee, current portion        $30,000
                    Prepaid rent                                           7,800
                    Deposits on equipment                                 15,000
                                                                         -------
                                                                         $70,800

     The nonrecurring engineering fee is part of a $50,000 deposit with Analog Devices, Inc., the Company's major supplier. The remainder is included in other assets.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)
NOTE 5.  OTHER ASSETS

     The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at June 30, 1999 was $36,250.

     In connection with a private securities offering, the Company has deferred costs of $5,000 associated with certain filing requirements that are expected to be completed in the near future. These charges will be netted against proceeds of the offering when filings are completed.

NOTE 6.  CONTRIBUTED CAPITAL

     In connection with the re-incorporation of the Company, the original stockholders received 10,000,000 shares of common stock in exchange for their share of a predecessor corporation. The Company sold 200,000 shares of common stock at $.50 per share, 75,000 shares at $2.00 per share and 636,362 shares at $2.75 per share, in a private offering of securities. As of June 30, 1999, after deducting costs of $78,624, the Company has realized proceeds of $865,031. Additional costs of $5,000 have been deferred until completion of certain filings and the close of the offering on April 6, 1999.

NOTE 7.  CONVERTIBLE DEBT

     On March 14, 1998, the Company entered into an agreement with a Canadian company to receive a $50,000 (non-interest bearing) loan. The Canadian company agreed to accept 250,000 shares of common stock of the Company in payment of the debt, provided the Company could deliver two acceptable prototype products within three months of the signing of the agreement. Several extensions of the delivery requirement were obtained. The prototypes were delivered and accepted in November 1998. The Company issued 250,000 shares of common stock in satisfaction of the debt. The agreements also granted the Canadian company an exclusive option to market and manufacture these products until March 15, 2008.

NOTE 8.  OPERATING LEASE

     The Company leases office space in Culpeper, Virginia, under a two year lease agreement commencing July 7, 1998 and expiring July 6, 2000. Monthly rent is $650. The rent for the leased premises is $15,600 for the term of the lease, which the Company prepaid. The Company has made a security deposit of $650. Rent expense was $1,950 for the quarter ended June 30, 1999.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                             (Stated in US Dollars)
                                   (Unaudited)
NOTE 9.  RELATED PARTIES

     A majority stockholder is a member of the Board of Directors of DataPower, Inc. (Note 6) In addition, a Director of the Company has been engaged to assist in the raising of capital. He is compensated on the basis of a percentage (from 2 to 5 percent) of the completed transaction. The same Director has also been prepaid $18,000 under a product marketing agreement.

     The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. During the nine months ended June 30, 1999, the President and Vice-President of Engineering earned $60,000 each under these agreements, for a total of $120,000. Of this amount, $120,000 remains unpaid at June 30, 1999.

     During the year ended September 30, 1998, they earned $180,000 under earlier agreements, of which $60,000 remains unpaid at June 30, 1999 and $65,000 remained unpaid at September 30, 1998.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

     Raising Capital:

     The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. No stock compensation has been earned as of June 30, 1999 and September 30, 1998.

     Product Development:

     Under an agreement to develop certain products, the Company has deferred revenue of $60,000 pending achievement of contract milestones. Successful completion of contract milestones will result in additional payments of up to $50,000. The Company has experienced delays in completing contract requirements. The contract is in default.

     The Company has deferred $25,000 in nonrecurring engineering payments received in connection with product development contracts.

     Marketing and Technology Licenses:

     In March 1998, the Company entered into an exclusive manufacturing and marketing license agreement with National Executive Trade, Inc. Consideration for the licenses was a loan of $50,000 which could be repaid with the Company's common stock if the Company could provide acceptable prototypes. In November, 1998, after several delays, the Company was able to provide acceptable prototypes and agreed to issue 250,000 shares of common stock in satisfaction of the debt.

     The agreement was assigned to DataPower, Inc. and amended on August 31, 1998 to include an additional marketing license in exchange for 250,000 common shares of DataPower, Inc. At June 30, 1999, and September 30, 1998, the Company had determined that collection of the consideration was not likely because of continued delays in meeting the specifications of the contract with DataPower, Inc.

ITEM 2.

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 1999

     The Company earned no revenues for the period in 1999 or 1998, due to products still being in the development stage. The Company has incurred expenses of $334,975 and $142,857 for the nine month periods ended June 30, 1999 and 1998, respectively. The increase in expenses for the year ended June 30, 1999 is due in part to increased expenses and in part to 1998 being a short year. During the period ended June 30, 1999, the Company expanded its facilities, resulting in increased occupancy expenses and utilities. For the nine month period ended June 30, 1999, occupancy and utilities were approximately $19,000 as compared to $1,300. During the period ended June 30, 1999, the company hired several employees, resulting in salaries of $120,000 as compared to $0 the year before. In contrast, marketing expenses decreased from $41,000 in 1998 to $22,000 in 1999 due to less emphasis on marketing and greater emphasis on product development. The Company also recognized depreciation and amortization in the amount of $11,000 for the nine months ended June 30, 1999 due to purchases of property and equipment. There was no depreciation for the nine months ended June 30, 1998. Although the Company generated no revenues from product sales, it did have other income from the sale of peripheral items. The net amounts of these sales were $5,114 and $569 for the periods ended June 30, 1999 and 1998, respectively. The Company generated net losses of ($329,851) and ($142,288) for the periods ended June 30, 1999 and 1998, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. While the Company is seeking capital sources, there is no assurance that such sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

     The Company earned no revenues for the third quarters of fiscal years 1999 and 1998. The Company incurred expenses of $117,339 and $118,837 and net losses of ($117,329) and ($118,837) for the quarters ended June 30, 1999 and 1998, respectively. Total product development and operating expenses remained constant for the quarters ended June 30, 1999 and 1998. Salaries increased to $60,000 from $0 for the same quarter in the prior year, while marketing decreased to $1,800 from $37,000 in the prior year. Office expenses increased nearly $27,000 due to increased operations and expanded facilities. As products near completion, the amount of money expended for product development has decreased since the project is now primarily labor intensive. The Company anticipates that the losses will continue for the foreseeable future until the Company is able to achieve product sales which generates sufficient revenues to at least cover expenses. Of course, there is no assurance that such an event will occur.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of June 30, 1999 was cash in the amount of $2,895. The Company will be required to borrow funds or make private placements of stock in order to fund future operations. No assurance exists as to the ability to acquire loans or make private placements of stock. Beginning in July 1999, the Company began a private placement of preferred stock. As of September 30, 1999, the private placement had generated $140,000 in working capital funds.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of July, 2000.

                                             World Wide Video, Inc.


                                             --------------------------------
                                             John G. Perry, President