Form 10QSB
period 2000-03-31
WORLD WIDE VIDEO
filed 2000-08-16
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2000

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

                                  YES X    NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,011,368 common shares issued as of as of March 31, 2000. 70,274 Warrants @ $2.75, expiration date of April 5, 2001.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2000 and September 30, 1999
                             (Stated in US Dollars)

                                                       March 31,   September 30,
                                                         2000           1999
                                                       -------------------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                 $   3,813     $  18,788
   Accounts receivable                                     12,035         8,033
   Inventory                                              123,265       119,290
   Prepaid expenses                                        84,581        86,121
   Deferred offering costs                                  3,000         3,000
                                                        ---------     ---------
          Total current assets                          $ 226,694     $ 235,232
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $  31,117     $  20,866
   Furniture and fixtures                                   1,100            -
   Software                                                13,668        13,668
                                                        ---------     ---------
                                                        $  45,885     $  34,534
   Less accumulated depreciation                           11,118         7,129
                                                        ---------     ---------
                                                        $  34,767     $  27,405
                                                        ---------     ---------
OTHER ASSETS
   Technology license, net of accumulated
        amortization                                    $  28,750     $  33,750
   Deposits                                                 1,150         1,150
                                                        ---------     ---------
                                                        $  29,900     $  34,900
                                                        ---------     ---------
                                                        $ 291,361     $ 297,537
                                                        =========     =========

                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2000 and September 30, 1999
                             (Stated in US Dollars)

                                                       March 31,   September 30,
                                                         2000           1999
                                                       -------------------------
                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable                                     $  59,670     $  58,209
   Due to officers and employees                          311,576       213,164
   Deferred revenue                                        72,500        75,000
   Preferred dividends payable                              9,638         1,020
   Accrued stock                                           55,500           --
                                                        ---------     ---------
      Total current liabilities                         $ 508,884     $ 347,393
                                                        ---------     ---------

                              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000 shares
       authorized; 11,011,368 issued and outstanding    $   1,101    $    1,101
Preferred stock, $.01 par value, 10,000,000
        shares authorized, 62,800 and 23,500 issued
        and outstanding, respectively                         628           235
Additional paid in capital                              1,574,448     1,339,041
Deficit accumulated during the development stage       (1,793,700)   (1,390,233)
                                                        ---------    ----------
                                                        $(217,523)   $ (49,856)
                                                        ---------    ----------
                                                        $ 291,361     $ 297,537
                                                        =========     =========

                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
            For the Three Months and Six Months ended March 31, 2000
                         and 1999 and from July 16, 1997
                      (Date of Inception) to March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                      Cumulative from
                               Three months          Six Months        July 16, 1997
                                  ended                ended        (Date of Inception)
                                March 31,             March 31,          to March 31,
                             2000        1999     2000       1999           2000
                             ----        ----     ----       ----           ----

SALES                     $    --     $    --   $  --      $   --     $       --
                          --------    --------  -------    -------     ----------
PRODUCT DEVELOPMENT COSTS
   Salaries               $ 110,343   $ 60,000  $ 184,589  $  60,000  $   366,381
   Subcontractors             2,972        486     20,724     61,599      664,220
   Other development costs   31,390      9,817     62,020     18,328      380,390
                          ---------   ---------  ---------  --------   ----------
                          $ 144,705   $ 70,303  $ 267,333  $ 139,927  $ 1,410,991
                          ---------   ---------  ---------  --------   ----------

 OPERATING EXPENSES
   Office                 $   2,835    $10,593  $  11,444  $  14,662  $    62,803
   Marketing and sales        6,234      4,220     23,711     20,476      115,519
   Legal and
      professional           17,009      1,877     56,473     16,535       89,110
   Occupancy                  8,680      3,660     16,892      8,096       37,704
   Utilities and
      telephone               3,916      1,891      7,480      6,001       22,873
   Depreciation               4,495      3,691      8,990      7,382       32,368
   Other                      3,262      1,796      5,451      4,557       23,492
                          ---------   --------   ---------  --------   ----------
                          $  46,431   $ 27,728  $ 130,441  $  77,709  $   383,869
                          ---------   --------   ---------  --------   ----------

Net operating loss        $(191,136) $( 98,031) $(397,774) $(217,636) $(1,794,860)

OTHER INCOME                  2,222      1,483      3,051      5,114       10,915

FINANCIAL INCOME AND EXPENSE
   Interest income              --         --          --         --           10
   Interest expense            (126)       --        (126)        --         (126)
                           ---------  ---------  ---------  --------   ----------

Net loss                  $(189,040) $ ( 96,548) $(394,849)$(212,522) $(1,784,061)
                           =========  ==========  ========  ========   ==========

Net loss per share        $    (.02) $    (.02)  $    (.04)$    (.04) $      (.16)
                          ========== ==========  ========== ========= ===========
Weighted average number
of common shares
outstanding              11,011,368   4,948,102  11,011,368 4,948,102  11,011,368
                         ===========  =========  ========== =========  ==========

                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Period July 16, 1997, Inception,
                                to March 31, 2000
                             (Stated in US Dollars)
                                 (Unaudited)
                                                                                  Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                   Shares       Amount       Par     Capital        Stage       Total
                                   ------       ------    -------       -----       -----
Issuance of share capital
   to Founders, July 16, 1997           200       $  --      --        $  200      $   --     $   200

Net loss, period ended
   September 30, 1997                   --           --      --            --           --         --
                                    -------      -------   --------    -------     -------    -------
Balance, September 30, 1997             200          --      --        $  200          --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998     9,999,800       1,000      --          (200)         --         800

Sale of common stock, April 3,
  through September 8, 1998         443,737          44      --       634,558          --     634,602

Net loss, year ended September 30,
  1998                                  --           --      --           --      (468,326) (468,326)
                                  ----------     -------   -------   --------    ---------  --------
Balance, September 30, 1998       10,443,737      1,044      --       634,558     (468,326)  167,276

Sale of common stock                 315,250         32      --       213,433           --    213,465

Sale of preferred stock                 --           --     235       140,765           --    141,000

Contributed services                 252,381         25      --       350,285           --    350,310

Dividend, cumulative preferred shares   --           --      --           --        (1,020)    (1,020)

Net loss, year ended September 30,
  1999                                  --          --       --           --       (920,887)  (920,887)
                                  ----------     -------   --------   ---------   ---------   ---------
Balance, September 30, 1999       11,011,368     $1,101    $ 235    $1,339,041  $(1,390,233) $( 49,856)

Sale of preferred stock                 --          --       393       235,407          --     235,800

Dividend, cumulative preferred shares   --          --        --           --        (8,618)     (8,618)

Net loss, six months ended March 31,
  2000                                  --          --        --           --      (394,849)   (394,849)
                                  ----------      ------    ------    ---------   ---------  ----------
Balance, March 31, 2000           11,011,368      $1,101    $ 628    $1,574,448 $(1,793,700) $(217,523)
                                  ==========      ======    ======    =========  ==========  ==========

                                     See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Six Months Ended March 31, 2000 and 1999 and July
                 16, 1997 (Date of Inception) to March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Six months ended          Inception)
                                            March 31,     March 31,       to March 31,
                                             2000           1999             2000
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(394,849)   $(212,522)    $ (1,784,061)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization          8,990        7,382           32,368
         Change in assets and liabilities:
            Accounts receivable                (4,003)      (5,641)         (12,035)
            Inventory                          (3,975)     (15,062)        (123,265)
            Prepaid expenses                    1,540       17,800          (84,581)
            Deposits                              --            --           (1,150)
            Deferred charges                      --        10,850           (3,000)
            Accounts payable                    1,461      (20,898)          59,670
            Salaries payable                   98,412       60,000          311,576
            Deferred revenue                   (2,500)          --           72,500
            Accrued stock                      55,500           --           55,500
                                             ---------    ---------     -----------
              Net cash used in operating
                activities                  $(239,424)   $(158,091)   $ (1,476,478)
                                            ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ (11,351)   $      --    $    (45,885)
       Purchase of technology license             --            --         (50,000)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ (11,351)   $      --    $    (95,885)
                                              ---------    --------    ------------

                                See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Six Months Ended March 31, 2000 and 1999 and July
                 16, 1997 (Date of Inception) to March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Six months ended          Inception)
                                            March 31,     March 31,       to March 31,
                                             2000           1999             2000
                                             ----           ----         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of
         common stock                       $     --     $ 132,805    $  1,199,376
       Proceeds from issuance of
         preferred stock                      235,800         --           376,800
                                             ---------    ---------    -----------
               Net cash provided by
                 activities                 $ 235,800    $ 132,805    $  1,576,176
                                             ---------    --------    ------------
       Net increase (decrease) in cash      $ (14,975)   $ (25,286)   $      3,813

CASH

      Beginning                                18,788       28,324             --
                                             ---------    ---------    -----------

      Ending                                $   3,813    $   3,038    $      3,813
                                             =========    ========    ============


                           See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 1. INTERIM REPORTING

          These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. The statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 1999 audited financial statements and notes thereto.

NOTE 2. NATURE AND CONTINUANCE OF OPERATIONS

          World Wide Video, Inc., which was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $1,793,700 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

          The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At March 31, 2000, the Company had sold 11,011,368 shares of common stock at prices ranging from $.50 to $2.75 per common share.

          After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company has decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of March 31, 2000, the Company had sold 62,800 shares of preferred stock at $6.00 per share, for a total of $376,800.

          In addition to selling preferred stock, the Company will issue stock to certain key individuals for services rendered in lieu of cash payments. In management's opinion, such efforts should provide sufficient funds to continue operations for the next year.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of significant accounting policies follows:

          Development Stage Company

          The company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has elected early adoption of Statement of Position 98-5, which requires expensing costs of start-up activities, including organization costs, as incurred. All losses accumulated since inception have been considered as part of the company's development stage activities.

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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

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

          The following table sets forth the computation of basic and diluted loss per share:

                                              Three Months         Six Months
                                                 Ended               Ended
                                             MARCH 31, 2000       MARCH 31, 2000
                                             --------------       --------------
           Numerator:
               Net loss plus preferred
                  dividends                       $(194,022)        $(403,464)
               Denominator
                Weighted average shares
                outstanding                      11,011,368        11,011,368
               Basic and diluted EPS              $    (.02)        $    (.04)

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fair Value of Financial Instruments

          The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended March 31, 2000.

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

     Deferred Offering Costs

          Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount of the proceeds credited to additional paid in capital is reduced by the deferred offering costs. Should an offering be unsuccessful, these costs are charged to expense. In connection with a private securities offering (Rule 504), the Company has deferred costs of $3,000 associated with certain filing requirements that are expected to be completed in the near future. These charges will be netted against the proceeds of the offering when filings are completed.


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

NOTE 4.  PREPAID EXPENSES

          Prepaid expenses as of March 31, 2000 consist of the following:

                    Advance payments for licenses                        $27,500
                    Nonrecurring engineering fee, current portion         20,000
                    Prepaid marketing expenses                            18,000
                    Prepaid inventory                                     12,450
                    Commissions                                            3,156
                    Prepaid rent                                           1,950
                    OTHER                                                  1,525
                                                                         -------
                                                                         $84,581

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 5.  OTHER ASSETS

          The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at March 31, 2000 was $28,750.

          In connection with a private securities offering, the Company has deferred costs of $3,000 associated with certain filing requirements that are expected to be completed in the near future. These charges will be netted against proceeds of the offering when filings are completed.

NOTE 6.  CONTRIBUTED CAPITAL

          In connection with the re-incorporation of the Company, the original stockholders received 10,000,000 shares of common stock. In March, 1998, the Company entered into an agreement in which they agreed to provide 250,000 shares of common stock at $.20 per share in return for a convertible loan, provided certain conditions could be satisfied. In April, 1998, the Company sold 200,000 shares of common stock at $.50 per share, and 75,000 shares at $2.00 per share.

          In April 1998, the Company commenced a private offering of 315,250 common shares at $2.75 per share. After deducting costs of $94,574, the Company has realized proceeds of $798,070. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares. Those warrants must be exercised by April 5, 2001.

          In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. Each unit included one share of cumulative preferred stock and 2 warrants entitling the holder to purchase a share of cumulative preferred stock at $6.00 per share. The preferred stock earns a dividend at the rate of 6% per annum, payable semi-annually. As of March 31, 2000, the Company had sold 62,800 shares of preferred stock. Upon conclusion of the offering, the holders of the preferred shares will be offered two shares of common stock for each share of cumulative preferred stock and must exercise those warrants within one year. At the close of the private offering, each cumulative preferred share is convertible into 2 shares of common stock.

          During the year ended September 30, 1999, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

NOTE 7.  CONVERTIBLE DEBT

          On March 14, 1998, the Company entered into an agreement with a Canadian company to receive a $50,000 (non-interest bearing) loan. The Canadian company agreed to accept 250,000 shares of common stock of the Company in payment of the debt, provided the Company could deliver two acceptable prototype products within three months of the signing of the agreement. Several extensions of the delivery requirement were obtained. The prototypes were delivered and accepted in November 1998. The Company issued 250,000 shares of common stock in satisfaction of the debt. The agreements also granted the Canadian company an exclusive option to market and manufacture these products in Canada until March 15, 2008.

NOTE 8.  OPERATING LEASE

          The Company leases office space in Culpeper, Virginia, under a two year lease agreement commencing July 7, 1998 and expiring July 6, 2000. The Company has made security deposits of $1,150. Rent expense was $7,150 for the quarter ended March 31, 2000.

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

          The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. During the three months ended March 31, 2000, the President earned $32,308 and the Vice-President of Engineering earned $30,000 under each of these agreements, for a total of $62,308. As of March 31, 2000, $262,692 remains unpaid for accrued salaries.

          In January, 2000, the Company entered into an employment agreement with a stockholder for the position of Vice-President of Sales and Marketing. For the quarter ended March 31, 2000, salary expense for this position was $29,385, all of which remains payable at the end of the quarter.

          During the year ended September 30, 1998, they earned $180,000 under earlier agreements, of which $19,500 remains unpaid at March 31, 2000 and $35,000 remained unpaid at September 30, 1999.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 10.  COMMITMENTS AND CONTINGENCIES

          The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

     Raising Capital:

          The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of March 31, 2000, the company had $55,500 in common stock due to individuals for services rendered.

     Product Development:

          Under an agreement to develop certain products, the Company has deferred revenue of $72,500 pending achievement of contract milestones. Successful completion of contract milestones will result in additional payments of up to $50,000. The Company has experienced delays in completing contract requirements.

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

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999

     The Company had no revenues in the period in 2000 or 1999. The Company incurred $144,705 in product development costs in the three month period ended March 31, 2000 compared to $70,303 in the period ended March 31, 1999. Operating expenses increased to $46,431 in the period in 2000 compared to $27,728 in the 1999 period. Net operating loss was ($189,040) for the period in 2000 compared to ($96,548) in 1999. The product development costs significantly increased in the period in 2000 over 1999, and salaries were the major component of increase rising from $60,000 in 1999 to $110,343 in the period in 2000. The net loss for the period in 2000 was ($189,040) and ($96,548) in 1999. The net loss per share was ($.02) for the period in both 2000 and 1999.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2000 and 1999

     The Company had no revenues in the period in 2000 or 1999. The Company incurred $267,333 in product development costs in the six month period ended March 31, 2000 compared to $139,927 in the six month period ended March 31, 1999. Operating expenses increased to $130,441 in the period in 2000 compared to $77,709 in the 1999 period. Net operating loss was ($397,774) for the period in 2000 compared to ($217,636) in 1999. The product development costs significantly increased in the period in 2000 over 1999, and salaries were the major component of increase rising from $60,000 in 1999 to $184,589 in the period in 2000. The net loss for the period in 2000 was $394,849 and ($212,522) in 1999. The net loss per share was ($.04) for the period in both 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of March 31, 2000 was cash in the amount of $3,813. The Company will be required to borrow funds or make private placements of stock in order to fund future operations. As of March 31, 2000, operating funds of $376,800 had been derived from the sale of stock. Future operating funds are expected to be derived from additional sales of preferred stock and private common stock placement.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of August, 2000.

                                   World Wide Video, Inc.

                                   /s/John G. Perry
                                   --------------------------------
                                   John G. Perry, President