Form 10QSB
period 2000-06-30
WORLD WIDE VIDEO
filed 2000-10-06
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
  June 30, 2000                                                 10-86519


                             WORLD WIDE VIDEO, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                   54-1921580
             --------                                   ----------
    (State of incorporation)                            (I.R.S. Employer
                                                         Identification No.)


                102A North Main Street, Culpeper, Virginia 22701
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (540) 727-7551


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                     Yes   X                      No
                         -----                       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,337,768 Common Shares Issued as of as of June 30, 2000. 70,274 Warrants @ $2.75, expiration date of April 5, 2001, or 1 year after public trading begins, whichever is later.

105,068 Preferred Shares Issued as of June 30, 2000. 210,136 Warrants @ $6.00, expiration date of August 31, 2001.

Part I: FINANCIAL INFORMATION


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2000 and September 30, 1999
                             (Stated in US Dollars)



                                                    June 30,    September 30,
                                                      2000           1999

                     ASSETS

CURRENT ASSETS
   Cash in banks                                    $ 139,610     $  18,788
   Cash on hand                                        12,000            -
   Accounts receivable                                  7,375         8,033
   Inventory                                          123,790       119,290
   Prepaid expenses                                    16,470        86,121
   Deferred offering costs                              3,000         3,000
                                                    ---------     ---------
          Total current assets                      $ 302,245     $ 235,232
                                                    ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                               $  79,804     $  20,866
   Furniture and fixtures                               1,100            -
   Software                                            13,668        13,668
                                                    ---------     ---------
                                                    $  94,572     $  34,534
   Less accumulated depreciation                       16,764         7,129
                                                    ---------     ---------
                                                    $  77,808     $  27,405
                                                    ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                                $  61,406     $  33,750
   Artwork                                              2,445            -
   Deposits                                             1,150         1,150
   Travel advances                                      8,693            -
                                                    ---------     ---------
                                                    $  73,694     $  34,900
                                                    ---------     ---------
                                                    $ 453,747     $ 297,537
                                                    =========     =========



See Notes to Financial Statements.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2000 and September 30, 1999
                             (Stated in US Dollars)



                                                    June 30,    September 30,
                                                     2000           1999
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                 $   54,417     $  58,209
   Due to officers and employees                       369,769       213,164
   Deferred revenue                                     67,500        75,000
   Preferred dividends payable                           5,029         1,020
   Accrued stock                                        69,250           --
                                                     ---------     ---------
      Total current liabilities                     $  565,965     $ 347,393
                                                     ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
   authorized; 11,337,768 issued and outstanding
        at June 30, 2000 and 11,106,900 at September
        30, 1999                                     $   1,134    $    1,101
Preferred stock, $.01 par value, 10,000,000
   shares authorized, 105,068 and 23,500 issued
   and outstanding, respectively                         1,051           235
Additional paid in capital                           2,561,963     1,339,041
Deficit accumulated during the development stage    (2,156,966)   (1,390,233)
                                                    ----------    ----------
                                                    $ (407,182)   $  (49,856)
                                                    ----------    ----------
                                                    $  973,147    $  297,537
                                                    ==========     =========




See Notes to Financial Statements




                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   For the Three Months and Nine Months ended
                 June 30, 2000 and 1999 and from July 16, 1997
                      (Date of Inception) to June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                       Cumulative
                                                                       from
                             Three months         Nine Months          July 16, 1997
                                  ended           ended                Date of
                                                                       Inception)
                                 June 30,             June 30,         to June 30,
                             2000        1999     2000       1999      2000
                             ----        ----     ----       ----      ----

SALES                     $    --     $    --   $  --      $   --     $       --
                          --------    --------  -------    -------     ----------
PRODUCT DEVELOPMENT COSTS
   Salaries               $ 103,682   $ 60,000  $ 288,271  $ 120,000  $   470,062
   Subcontractors           109,797      1,061    130,522     62,660      774,017
   Other development costs   41,493     11,398    103,513     29,726      421,883
                          ---------   ---------  ---------  --------   ----------
                          $ 254,972   $ 72,459  $ 522,306  $ 212,386  $ 1,665,962
                          ---------   ---------  ---------  --------   ----------

 OPERATING EXPENSES
   Office                 $  11,239    $30,239  $  22,684  $  44,900  $    74,042
   Marketing and sales       12,035      1,798     35,745     22,274      127,553
   Legal and
      professional           11,179        665     67,652     17,200      100,289
   Occupancy                 14,538      3,147     31,430     11,243       52,243
   Utilities and
      telephone               5,691      2,489     13,171      8,489       28,564
   Depreciation              10,490      3,691     19,480     11,073       42,858
   Other                     36,630      2,851     42,083      7,409       60,124
                          ---------   --------   ---------  --------   ----------
                          $ 101,802   $ 44,880  $ 232,245  $ 122,588  $   485,673
                          ---------   --------   ---------  --------   ----------

Net operating loss        $(356,774) $(117,339) $(754,551) $(334,974) $(2,151,635)

OTHER INCOME                    --         --       3,051      5,114       10,915

FINANCIAL INCOME AND EXPENSE
   Interest income              --          10         --         10           10
   Interest expense            ( 42)       --        (168)        --         (167)
                           ---------  ---------  ---------  --------   ----------

Net loss                  $(356,816) $(117,329) $(751,668)$ (329,850) $(2,140,877)
                           ========= ==========  ========  =========   ==========

Net loss per share        $    (.03) $    (.02)  $    (.07)$    (.06) $      (.20)
                          ========== ==========  ========== ========= ===========
Weighted average number
of common shares
outstanding              11,011,368   5,620,099  11,011,368 5,620,099  11,011,368
                         ===========  =========  ========== =========  ==========





                                             WORLD WIDE VIDEO, INC.
                                          (A Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    For the Period July 16, 1997, Inception,
                                                to June 30, 2000
                                             (Stated in US Dollars)
                                                   (Unaudited)


                                                                     Accumulated
                                                         Cumulative  Additional Deficit During
                                        Common Stock     Preferred   Paid In    Development
                                            Shares       Amount       Par       Capital      Stage     Total
                                            ------       ------    -------       -----       -----     -----
Issuance of share capital
   to Founders, July 16, 1997                  200       $  --      --        $  200      $   --     $   200

Net loss, period ended
   September 30, 1997                           --          --      --            --          --          --
                                           -------      -------   --------    -------     -------    -------
Balance, September 30, 1997                    200          --      --        $  200          --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998            9,999,800       1,000      --          (200)         --         800

Sale of common stock, April 3,
  through September 8, 1998                443,737          44      --       634,558          --     634,602

Net loss, year ended September 30,
  1998                                          --          --      --           --      (468,326)  (468,326)
                                        ----------      -------   -------   --------    ---------   --------
Balance, September 30, 1998             10,443,737      1,044       --       634,558     (468,326)   167,276

Sale of common stock                       315,250         32       --       213,433           --    213,465

Sale of preferred stock                         --         --      235       140,765           --    141,000

Contributed services                       252,381         25       --       350,285           --    350,310

Dividend, cumulative preferred shares           --         --       --           --        (1,020)    (1,020)

Net loss, year ended September 30,
  1999                                          --         --       --           --      (920,887)  (920,887)
                                        ----------     -------   --------   ---------    ---------  ---------
Balance, September 30, 1999             11,011,368     $1,101    $ 235     $1,339,041 $(1,390,233) $( 49,856)






                                                        WORLD WIDE VIDEO, INC.
                                                     (A Development Stage Company)

                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                               For the Period July 16, 1997, Inception,
                                                           to June 30, 2000
                                                        (Stated in US Dollars)
                                                              (Unaudited)


                                                                                  Accumulated
                                                         Cumulative  Additional  Deficit During
                                       Common Stock       Preferred   Paid In    Development
                                    Shares       Amount       Par     Capital       Stage       Total
                                    ------       ------    -------   ---------      -----      -------
Sale of common stock                 95,556           10        --     214,990          --      215,000

Sale of preferred stock                 --          --       816       488,555          --      489,371
(105,068 shares)

Dividend, cumulative preferred shares   --          --        --           --       (15,065)    (15,065)

Net loss, nine months ended June 30,
  2000                                  --          --        --           --      (751,668)   (751,668)
                                  ----------      ------    ------    ---------   ---------  ----------
Balance, June 30                  11,337,768      $1,111    $1,051   $2,042,586 $(2,156,966) $( 112,218)
                                  ==========      ======    ======    =========   ==========  ==========



                       See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2000 and 1999
             and July 16, 1997 (Date of Inception) to June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                               Nine months ended          Inception)
                                            June 30,      June 30,        to June 30,
                                             2000           1999             2000
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(751,668)   $(329,850)    $ (2,140,877)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization         19,480       11,073           42,858
         Change in assets and liabilities:
            Accounts receivable                   657       (5,602)         ( 7,376)
            Inventory                          (4,500)     (22,062)        (123,790)
            Prepaid expenses                   69,651       19,750          (16,470)
            Deposits                              --            --           (1,150)
            Deferred charges                      --       (10,850)          (3,000)
            Loans to shareholders              (8,693)          --           (8,693)
            Accounts payable                   (3,792)     (15,780)          54,417
            Salaries payable                  156,605      120,000          369,769
            Deferred revenue                   (7,500)      10,000           67,500
            Convertible loan                      --        50,000             --
            Accrued stock                      69,250           --           69,250
                                              ---------    ---------     -----------
              Net cash used in operating
                activities                  $(460,510)   $(251,621)   $  (1,697,562)
                                             ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ (60,038)   $ ( 3,237)   $    (94,572)
       Purchase of licenses                   (37,500)          --         (87,500)
       Purchase of artwork                    ( 2,445)          --         ( 2,445)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ (99,983)   $ ( 3,237)   $   (184,517)
                                             ---------     --------    ------------





                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                For the Nine Months Ended June 30, 2000 and 1999
             and July 16, 1997 (Date of Inception) to June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Nine months ended         Inception)
                                            June 30,      June 30,        to June 30,
                                             2000           1999             2000
                                             ----           ----         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of
         common stock                       $ 215,000    $ 229,429      $  1,933,776
       Proceeds from issuance of
         preferred stock                      489,373          --            630,371
       Dividends paid                         (11,058)         --            (11,058)
                                             ---------    ---------      -----------
               Net cash provided by
                 activities                 $ 693,315    $ 229,429      $  2,553,089
                                             ---------    --------      ------------

       Net increase (decrease) in cash      $  132,822   $ (25,429)      $   671,010

CASH
      Beginning                                 18,788      28,324               --
                                             ---------    ---------      -----------

      Ending                                $  151,610   $   2,895      $    671,010
                                             =========    ========      ============









See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

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

    Note 2.   Nature and Continuance of Operations

                World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, he Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $2,156,966 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At June 30, 2000, the Company had sold 11,337,768 shares of common stock at prices ranging from $.50 to $2.75 per common share.

                After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of June 30, 2000, the Company had sold 105,068 shares of preferred stock at $6.00 per share, for a total of $630,400.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                    The following table sets forth the computation of basic and diluted loss per share:

                                              Three Months        Nine Months
                                                 Ended               Ended
                                             June 30, 2000       June 30, 2000
          Numerator:
              Net loss plus preferred
                dividends                       $(363,267)        $(766,737)
          Denominator
              Weighted average shares
              outstanding                      11,011,368        11,011,368
          Basic and diluted EPS                 $    (.03)        $    (.07)


Note 3.  Summary of Significant Accounting Policies (continued)

                Fair Value of Financial Instruments
                       The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended June 30, 2000.

                Technology Licenses
                      The Company capitalizes technology licenses when purchased. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight line basis over the estimated useful life of the licenses. The Company evaluates recoverability of its intangible assets as current events or circumstances warrant to determine whether adjustments are needed to carrying values. There have been no material adjustments to the carrying values of intangible assets resulting from these evaluations.

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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


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


Note 4.  Prepaid Expenses
                Prepaid expenses as of June 30, 2000 consist of the following:

                    Prepaid inventory                                    $12,450
                    Commissions                                            3,156
                    Other                                                    864
                                                                         -------
                                                                         $16,470
                                                                         =======
Note 5.  Other Assets
                The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the
                Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at June 30, 2000 was $26,250.

                In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of June 30, 2000, the net carrying value of the license was $35,156.

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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                    200,000 shares of common stock at $.50 per share, and 75,000 shares at $2.00 per share.

                In April 1998, the Company commenced a private offering of 315,250 common shares at $2.75 per share. After deducting costs of $94,574, the Company realized proceeds of $798,070. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares. Those warrants must be exercised by April 5, 2001.

                In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. Each unit included one share of cumulative preferred stock and 2 warrants entitling the holder to purchase a share of cumulative preferred stock at $6.00 per share. The preferred stock earns a dividend at the rate of 6% per annum, payable semi-annually. As of June 30, 2000, the Company had sold 105,068 shares of preferred stock. Upon conclusion of the offering, the holders of the preferred shares will be offered two shares of common stock for each share of cumulative preferred stock and must exercise those warrants within one year. At the close of the private offering, each cumulative preferred share is convertible into 2 shares of common stock.

                During the year ended September 30, 1999, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                In April, 2000, the Company entered into an agreement for a private sale of common stock. The agreement was revised in August, 2000. The Company agreed to sell 5,786,400 shares of common stock at $2.25 per share for a total of $13,019,400, to be received in three installments. As of June 30, 2000, the Company had received a portion of the first installment in the amount of $215,000. The balance of the first installment in the amount of $519,400 and the second installment in the amount of $1,035,000 are due by August 25, 2000. The third installment in the amount of $11,250,000 is due by September 29, 2000. As of September 11, 2000, the remainder of the first installment and the second installment had not been received.

Note 7.  Convertible Debt
                    On March 14, 1998, the Company entered into an agreement with a Canadian company (Datapower, Inc.) to receive a $50,000 (non-interest bearing) loan. The Canadian company agreed to accept

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                250,000 shares of common stock of the Company in payment of the debt, provided the Company could deliver two acceptable prototype products within three months of the signing of the agreement. Several extensions of the delivery requirement were obtained. The prototypes were delivered and accepted in November 1998. The Company issued 250,000 shares of common stock in satisfaction of the debt. The agreements also granted the Canadian company an exclusive option to market and manufacture these products in Canada until March 15, 2008.

Note 8.  Operating Lease
                The Company leases office space in Culpeper, Virginia, under a two year lease agreement commencing July 7, 1998 and expiring July 6, 2000. The Company has made security deposits of $1,150. Rent expense was $10,650 for the quarter ended June 30, 2000.

Note 9.  Related Parties
                A majority stockholder is a member of the Board of Directors of DataPower, Inc. (Note 7) In addition, a Director of the Company has been engaged to assist in the raising of capital. He is compensated on the basis of a percentage (from 2 to 5 percent) of the completed transaction.

                The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. During the three months ended June 30, 2000, the President and the Vice-President of Engineering each earned $27,692 under each of these agreements, for a total of $55,384. As of June 30, 2000, $315,769 remains unpaid for accrued salaries. During the year ended September 30, 1998, they earned $180,000 under earlier agreements, of which $8,000 remains unpaid at June 30, 2000 and $35,000 remained unpaid at September 30, 1999.

                In January, 2000, the Company entered into an employment agreement with a stockholder for the position of Vice-President of Sales and Marketing. For the quarter ended June 30, 2000, salary expense for this position was $16,615. As of June 30, 2000, $46,000 remains unpaid for accrued salaries.

Note 10.  Commitments and Contingencies
                The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

                Raising Capital:

                    The Company has engaged several consultants to assist in the
                    effort  to  raise  additional  capital.   Certain  of  these
                    contracts

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of June 30, 2000, the company had $69,250 in common stock due to individuals for services rendered.

                Product Development:

                Under an agreement to develop certain products, the Company has deferred revenue of $67,500 pending achievement of contract milestones. Successful completion of contract milestones will result in additional payments of up to $50,000. The Company has experienced delays in completing contract requirements.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000

                The Company earned no revenues for the period in 2000 or 1999, due to products still being in the development stage. The Company has incurred expenses of $356,774 and $117,339 for the three month periods ended June 30, 2000 and 1999, respectively. The major increases in expenses were salaries and other product development costs. Salaries increased to $103,682 for the quarter ended June 30, 2000, up from $60,000 during the same quarter in 1999. Subcontractors and other development costs increased from $12,459 in 1999 to $151,290 in the period in 2000. Both of these increases were due to increased emphasis on completing the product development stage and the need for additional employees and contractors in order to do so. Total production costs increased to $254,972 for the quarter ended June 30, 2000, up from $72,459 for the same quarter in 1999.

                Occupancy expenses increased from $3,147 to $14,538 due to the need for additional office space to house the extra employees hired. In line with this increase was the increase in the related utilities, which were $5,691 for the quarter ended June 30, 2000 as compared to $2,489 for the same quarter in the previous year. In an effort to promote the Company's upcoming product, marketing expenses increased from $1,798 in 1999 to $12,035 for the same quarter in 2000. During the quarter ended June 30, 2000, the Company recognized a bad debt of $18,000 (reported in other expenses). This was the result of marketing expenses paid in advance that the Company no longer expects to receive services for. Total operating expenses increased from $44,880 for the quarter ended June 30, 1999 to $101,802 for the quarter ended June 30, 2000.

                Net losses for the quarters ended June 30, 2000 and 1999 were $356,816 and $117,329, respectively. Loss per share was ($.03) in the period in 2000 compared to ($.02) in the period in 1999. The losses are expected to continue until adequate business income from product sales can be achieved. The Company has obtained additional capital to cover operating expenses until product sales begin.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2000

                For the nine months ended June 30, 2000, salaries increased to $288,271, up from $120,000 for the same period in 1999. Payments to subcontractors also increased from $62,660 for the nine months ended June 30, 1999 to $130,522 for the same period in 2000. In addition, other development costs increased to $103,513 from $29,726 in 1999. Total product development costs increased approximately $310,000 in 2000 from the nine month period in 1999.

                Likewise, operating expenses also increased in 2000. Total operating expenses were $232,245 for the nine months ended June 30, 2000, as compared to $122,587 for the same period in 1999. This increase was due primarily to increased occupancy expenses and professional fees. Occupancy expenses increased to $31,430, in 2000, up from $11,243 in 1999. This increase was essentially due to the need for expanded facilities to house the growing number of employees within the Company. Legal and professional fees increased from $17,200 in 1999 to $67,652 in 2000. This increase was due to the need to hire additional professionals to comply with required filings. Marketing expenses increased approximately $13,500 in 2000 due to increased efforts at promoting the Company's product.

                The total net losses for the nine months ended June 30, 2000 and 1999 were $751,668 and $329,850, respectively. The loss per share for the period was ($.07) in 2000 and ($.06) in 1999.

                LIQUIDITY AND CAPITAL RESOURCES

                The trend of operating losses will continue at the current rate in future quarters until a fully marketable product is completed, and the Company achieves significant sales, neither of which can be assured.

                As of June 30, 2000, the Company had $151,610 in cash capital. An investor agreed to purchase shares and paid $215,000 under the agreement and agreed to purchase an additional $12,785,000 (approximately) in common stock @ $2.25 per share. However, the agreement is in default, has been renegotiated, and it is uncertain whether the additional stock purchase will be made. The cash on hand is sufficient for limited operations, but based on prior operations, the cash will only last for a limited period in the third quarter. The Company has $565,965 in current liabilities and only $302,245 in current assets. In order to continue its business plan, the Company urgently needs to achieve additional equity capitalization, or it will not be able to continue in business.

                The Company will be reliant upon private placements of stock or loans in order to continue operations until product sales can be achieved. The Company has made several private placements of stock in order to fund future operations until product sales can begin and will continue to seek private placements of stock.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                           PART II - OTHER INFORMATION

Item 1.  Litigation - None

Item 2. Change in Securities - The Company has sold a total of 105,068 preferred units for proceeds of $630,400. The preferred units consisted of one preferred share and two warrants to purchase preferred shares @ $6.00 per share, which expire August 31, 2001.

            The Company relied upon Sections 4(2), 4(6), and Rule 506 as exemptions to registration under the Securities Act of 1933 in the private placement of preferred stock.

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information - None

Item 6. Exhibits and reports on Form 8-K - No reports were made on Form 8-K for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 20, 2000

                                                  World Wide Video, Inc.

                                                  /s/ John G. Perry
                                                  ------------------------------
                                                  John G. Perry, President