Form 10KSB
period 2000-09-30
WORLD WIDE VIDEO
filed 2001-01-17
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000.

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


                                 (540) 727-8010
                            ------------------------
               Registrant's telephone number, including area code:


        Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of each exchange on which
to be so registered                       each class is to be registered

      None                                                  None


Securities registered pursuant to Section 12(g) of the Act:
   Title of class
       Common                     100,000,000 Shares of Common
                                  Stock,  Par Value $.0001 Per
                                  Share,            11,151,368
                                  outstanding  as of September
                                  30, 2000

                                TABLE OF CONTENTS


                                                                            Page
PART I

Item 1.       Description of Business                                          1

Item 2.       Properties                                                      10

Item 3.       Legal Proceedings                                               11

Item 4.       Submission of Matters to a Vote of Security Holders             11


PART II

Item 5.       Market For the Registrants Common Stock and
              Related Stockholder Matters                                     11

Item 6.       Selected Financial Data                                         12

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results Operations                                          13

Item 8.       Financial Statements and Supplementary Data                     15

Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        32


PART III

Item 10.      Directors and Executive Officers of the Registrant              32

Item 11.      Executive Compensation                                          32

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                      33


Item 13.      Certain Relationships and Related Transactions                  35


PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              From 10-K                                                       35

SIGNATURES                                                                    37

CONSENT OF ACCOUNTANT                                                         38

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

In April 2000, WWV entered into a agreement with Advanced Medtronic, Inc. (AMTX) of Austin Texas. The agreement calls for an equity investment of approximately $13M over the next 12 months. At the time of this filing over $350K has been received and an additional $5M is pledged by 12/31/2000. AMTX is a newly capitalized company intending to concentrate on the home medical monitoring area. In addition to the equity investment, WWV has a contract from AMTX for over $5M in custom and standard products.

Several delays have occurred in World Wide Video's planned production schedule due to lateness of key components (newly developed hardware chips, circuitry and firmware) from large chip manufacturers and the deletion of some of the existing chips. It appears that these component problems will be resolved shortly and production for the first in a series of products is scheduled for spring of 2001. Only prototype products have been produced as of this filing. As of September 30, 2000 the Company had no income. The Company has numerous clients interested in its products. The Company also has obtained four custom product contracts with three customers, in addition to the standard products discussed below. These contracts are late due to the delays discussed above, but are in process of being completed. The Company has over $3M in potential product backlog. All orders and contracts are contingent upon an acceptable performance of the production units. Marketing channels will include distributors in the USA, Canada, South Africa, Australia, New Zealand, Malaysia, Singapore, Europe, Asia, and South America. In addition, the Company plans to launch an E-COMMERCE sales effort to directly sell some of its products to customers.


THE COMPANY BUSINESS

Substantially all of the Company's operations have been in connection with the establishment of a new business. Those operations were restricted to design of products and development of prototypes for custom designed contracts. Most of that time was spent focusing on the design and development of new video communication products for market introduction. Several delays have occurred, as outlined above, but it appears that the issues are being resolved and production should begin in the spring of 2001.

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

                 Pentium III MMX/400 MHZ with 128MB RAM, 512KB L2 Cache Brilliant 15.1" active 1024x768x16M color display with 4MB controller Data Storage includes 6.4 GB HDD, DVD, 3.5" FDD Keyboard &Trackpad & 2 PCMCIA slots Sound support includes built-in microphone and speakers Communication includes:
                 56 Kbps fax/modem,
                 IR Transceiver and
                 Inputs/Output ports include Audio In, Audio Out, Headphone Out, Video In, and S-Video Out
                 Software includes:        Windows 2000 including Net Meeting
                                           Dragon Speech Recognition Software
                 ITU T.120 Whiteboard, File Transfer, and Shared Application
                 1 Year Depot Warranty
                 Battery & Leather Carrying Case

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

The Company plans to have distributors in the United States, Europe, Malaysia, Asia, Canada, Australia, New Zealand, and Africa.

Products, Services, Markets, Methods of Distribution and Revenues. Digital electronic products, based on audio/video compression, are presently the principal products to be produced by the company. The Company has commenced shipping some prototype products. The first production units are planned for Spring of 2001. The security and medical markets appear very strong and growing.

Marketing and Advertising. Currently, marketing is by trade shows, word of mouth and by Internet web page. A series of Press Releases are planned for the Spring of 2001 in conjunction with various product launches.

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

Custom Products:

         1.       Advance Medtronix, Inc.
         2.       Help Innovations, Inc. (2 products)
         3.       Access Family TV

Standard Products:

         1.       DataPower USA, Inc.
         2.       Boeing Information Services
         3.       Sewam
         4.       ABM IT
         5.       FBI
         6.       US Department of State
         7.       NR PTY LIMITED, Australia

All potential sales, including Purchase Orders, Contract(s), No Cost POs and Letters of Intent, are contingent upon the performance, availability and acceptance of the prototype units. There is the possibility that the customer no longer has the requirement for these types of products. Another issue could be the customer's ability to pay for the production product. The company has had several delays in completing the production units. As of 9/30/00, it appears that the technical problems have been overcome and production units should be shipped in the Spring of 2001. The Company has complete arrangements to manufacture the production units subject to additional working capital requirements.. In the opinion of management, there are no technical problems to produce and satisfy the potential backlog of orders. Additional Working Capital may be needed.

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

Based on the analysis of funds available and funds required to complete the initial production of product and associated production costs, research and development, the company decided to raise the additional required working capital by a Regulation D Rule 506 offering of Class A preferred stock. In June 1999, WWV started the preferred offering, which closed on August 31, 2000. The company sold 121,114 shares of preferred stock. The preferred offering consisted of selling a unit for $6. A unit includes one preferred share and 2 preferred warrants. The preferred warrants will be for $6 and must be executed within one year of the offering closing date. There is a dividend of 6% per year payable every 6 months. At the close of the preferred offering, WWV provided the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share.

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

GOVERNMENT REGULATION

Compliance with Environmental Laws and Regulations.
---------------------------------------------------

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

                  (c) Environmental Matters - None at the date of this registra -tion statement.

                  (d) Other Industry Factors - None at the date of this regi-stration statement.

EMPLOYEES

As of September 30, 2000, the Company had nine full time employees. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

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

In August 1999, the Company filed a F-10SB with the SEC. In July 1999, the Company started a Preferred Stock Offering, at $6 per unit, via Regulation D, Rule 506, with the goal of raising $900,000. A unit includes one preferred share and 2 preferred warrants. The preferred warrants will be for $6.00 and must be executed within one year of the closing date. There is a dividend of 6% per year payable every 6 months. The offering was closed on August 31, 2000. At this time, WWV provided preferred shareholders the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share. The Company raised a total of approximately $727,000 through its offering of preferred stock.

The Company was approved for trading by NASD in November, 2000 for the Over the Counter Bulletin Board (OTC BB).


ITEM 2. PROPERTIES

Substantially all offices of the Company are located in leased premises.

The Company's principal office is located at 102A North Main Street, Culpeper, Virginia, 22701. The Company leases the office space under three separate leases. The first two are month to month leases with a combined rent of $2,000. The third lease is for a one year term expiring in April 2001, with monthly rent of $1,100.

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

Not Applicable.


PART II


ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Not Applicable.


ITEM 6. SELECTED FINANCIAL DATA

                                                         Year ended September 30,
                                                      2000            1999            1998
                                                   --------------   --------------   -------------
Statement of Operations Data:
Operating revenues                                 $         -         $        -       $      -
Product development costs                              586,009            769,728        373,928
General and administrative expenses                    377,781            156,283         97,148
Total costs and expenses                               963,790            926,011        471,076
Other income                                             2,909              5,124          2,750
Net loss before income taxes                          (960,881)          (920,887)      (468,326)
Income taxes                                                 -                  -              -
Net loss                                              (960,881)          (920,887)      (468,326)
Net loss per common share                                 (.09)              (.09)          (.06)
Weighted average number of common and
     common equivalent shares outstanding           11,081,362         10,558,840      7,556,726


Balance Sheet Data:

Current assets                                       $ 245,543         $  235,232     $  273,756
Current liabilities                                    552,583            347,393        175,780
Total assets                                           416,493            297,537        343,056
Long-term liabilities                                        -                  -              -
Total stockholders' equity (deficit)                  (136,090)           (49,856)       167,276
Dividends per common share                                   -                  -              -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND
STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN PRODUCT AVAILIBILITY IN A TIMELY MANNER, (II) PERFORMANCE, (III) THE UNCERTAIN
PRODUCT ACCEPTANCE BY THE CUSTOMER, (IV) COMPETITION, (V) THE COMPANY'S ABILIBILTY TO RAISE THE NECESSARY FUNDS, (VI) UNKNOWN PARTS AND COMPOMENT AVAILIBILITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) LITIGATION.

Overview

WWV is a development stage company designing and developing custom ultra high speed and low cost hardware for the video communication market. As of September 30, 2000 the Company had no income. As a result of the ongoing product development, the Company had a net loss of $960,881 for the year ended September 30, 2000. Several delays have occurred in the planned production schedule due to lateness of key components (newly developed hardware chips, circuitry and firmware) from large chip manufacturers and the deletion of some of the existing chips. Now it appears that these component problems will be resolved shortly and production for the first in a series of products is scheduled for spring of 2001. The Company has not started production of any of its products as of this filing. The Company has clients from around the world interested in its products. The Company has entered into an agreement that will assist it in meeting the demands for its products. The investor manufactures medical equipment and has signed an agreement to invest a total of $13,019,400 in WWV for its video capabilities in the medical monitoring market. Such an alliance would immediately open markets in the United States and several South American Countries where this partner has established clients. Another strategic investor/partner has signed a letter of intent to raise $2.5 million for marketing/manufacturing with the Company to penetrate the Canadian and Asian Rim markets for WWV's POTS products. Even though the Company has a high level of confidence that at least one of these investor/partner actions will materialize, there is no assurance that either one will be carried through to fruition. Since most of the world's population has virtually no access to the information "superhighway" and is fortunate to have telephone service, the potential international market for WWV's products is immeasurable. Even in the United States, the accessibility of that information age technology has been concentrated in the cities and metropolitan areas where various supporting infrastructures exist. The rural and remote areas must rely heavily, if not exclusively, upon other technological means, such as POTS, to access distant medical or learning centers, etc.

The Company also has four custom product contracts in additional to the standard products being developed. The AMTX contract is for a Home Monitor Device (Home
MD) and a PCI board. A prototype Home MD unit was shown to AMTX in December 2000. WWV hopes to delivery an advanced version by the end of February 2000. A prototype for the PCI Board should be available in April. These units are subject to testing and evaluation prior to final acceptance by the customer before the start of the production contract. The Company does not anticipate any non-resolvable issues that would cancel this contract. Another contract also involves medical monitoring and this contract is late due to the delays discussed above but is in process of being completed. The enhanced pre-production units for the home medical monitoring contract ($1M) were shipped to the customer for evaluation and testing in Summer 2000. The customer requirements may be changing. This process is not complete as of the date of this filing. Final acceptance of the total contract is contingent upon the performance of the product and the ability of the product to meet the new requirements. It is unclear if this contract will be fulfilled. The fourth contract is for a portable video conferencing system. This contract could be for over 5,000 units. A new and enhanced version of the Centurion will be used. WWV plan to deliver these units for evaluation in January 2001. Also, the Company has identified over $1M in other potential product orders. All potential orders and contracts are contingent upon evaluation and acceptable performance of the pre-production units. (See the two Production Schedules below for appropriate product timetables). The Company has potential distribution channels in the United States, Canada, South Africa, Australia, New Zealand, Malaysia, Singapore, Europe, Asia, and South America. In addition, the Company also plans to launch an E-COMMERCE sales approach to directly sell some of its products. To date, the Company has functioned on equity investments. Without continuing investments or loans, the survivability of the Company is at risk.

                             Custom Product Schedule

Product                   R&D Cost         Production Cost     Production Date
---------------------- ----------------- ------------------- -------------------
AMTX HomeMD               $10,000           $200,000              June 2001
---------------------- ----------------- ------------------- -------------------
AMTX PCI                  5,000               50,000              May  2001
---------------------- ----------------- ------------------- -------------------
HELP (HIM)                20,000              40,000              February 2001
---------------------- ----------------- ------------------- -------------------
Family Access TV          20,000              50,000              April  2001
---------------------- ----------------- ------------------- -------------------
*Factors outlined in this document could impact the implementation of this schedule.



                            Standard Product Schedule

Product                        R&D Cost        Production Cost   Production Date
-------------------------- ----------------- ----------------- -----------------
Centurion                      $50,000           $300,000          March 2001
-------------------------- ----------------- ----------------- -----------------
RAV PCI                         50,000           50,000            July     2001
-------------------------- ----------------- ----------------- -----------------
Spectator                      200,000           50,000            Aug     2001
-------------------------- ----------------- ----------------- -----------------
Centurion-ISDN/Internet        300,000           300,000           Sept    2001
-------------------------- ----------------- ----------------- -----------------
*Factors outlined in this document could impact the implementation of this schedule.


RESULTS OF OPERATIONS

The year ended September 30, 2000 compared to the year ended September 30, 1999.

The Company had no sales for the years ended September 30, 2000 and 1999 due to still being in the development stage.

Product development costs decreased to $586,009 for the year ended September 30, 2000 from $769,728 for the year ended September 30, 1999, an decrease of approximately 24%. The primary cause for this overall decrease was a decrease in subcontractor costs and other miscellaneous development costs. Salaries and related costs increased to $368,264 for the year ended September 30, 2000, from $181,791 for the year ended September 30, 1999. Subcontractor costs decreased to $138,586, from $446,628, representing a decrease of 69%. These changes were due to a shift from the use of subcontractors to employees for product development. Product and development costs represented 61% of total expenses for the year ended September 30, 2000, down from 83% for the previous year.

General and administrative expenses increased $221,498 to $377,781 for the year ended September 30, 2000, representing an increase of 142%. This amount was 39% of total expenses for the year, as compared to 17% for the year ended September 30, 1999. The increase in the percentage is attributable to increased office and marketing expenses due to the advancement of product development, as well as increased professional fees. Office expenses increased to $90,223, from $38,971 for the year ended September 30, 1999 due in part to the increase in the number of employees. Marketing also rose, from $32,827 to $53,803 for the year showing an increase in promotion of the new product. Rent and utilities increased $24,416 to $39,325, a 164% increase, due to the need for expanded facilities.

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

Net cash used in operating activities for the years ended September 30, 2000 and 1999 were $737,249 and $313,231, respectively. The increase in cash used in operating activities in 2000 was primarily due to increased inventory and increased employee expenses.

Net cash used in investing activities for the years ended September 30, 2000 and 1999 were $137,542 and $13,620, respectively. The increase in cash used in investing activities was primarily the result of additional furniture and equipment purchases.

Net cash provided by financing activities for the years ended September 30, 2000 and 1999 were $874,647 and $317,315, respectively. This increase resulted from sales of common and preferred stock.

As of September 30, 2000, the Company owed salaries to officers and other employees in the amount of $337,207, up from $210,000 as of September 30, 1999. During the year ended September 30, 1999, the Company began repaying amounts due to officers and expects to continuing reducing this debt during the year ended September 30, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             WORLD WIDE VIDEO, INC.
                         A Development Stage Enterprise

                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORT
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                    CONTENTS


                                                                            Page

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                      18


FINANCIAL STATEMENTS

   Balance Sheets                                                          19-20

   Statements of Operations                                                   21

   Statements of Cash Flows                                                22-23

   Statements of Stockholders' Equity                                         24

   Notes To Financial Statements                                           25-31

                        THOMPSON, GREENSPON & CO., P.C.
                          Certified Public Accountants
                             Management Consultants


                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders
World Wide Video, Inc.
Culpeper, Virginia

         We have audited the accompanying balance sheets of World Wide Video, Inc., a development stage enterprise as of September 30, 2000 and 1999, and the related statements of operations, cash flows and stockholders' equity for the years ended September 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Video, Inc. (a Colorado Corporation) at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Corporation has suffered continued losses that raise substantial doubt about its ability to continue as a going concern during the development stage. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thompson, Greenspon & Co., P.C.
Fairfax, Virginia
November 30, 2000

               --------------------------------------------------
                3930 Walnut Street, Fairfax, Virginia 22030-4790
                       (703) 385-8888 FAX (703) 385-3940
   E-Mail Address - tgc@tgccpa.com Home Page Address - http://www.tgccpa.com
          Member of American Institute of Certified Public Accountants
                             Division for CPA Firms



                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)


                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999





                                                                           2000              1999
                                                                       ------------       ------------

                  ASSETS

Current Assets
    Cash and cash equivalents                                            $  18,644          $  18,788
    Inventories                                                            180,143            119,290
    Accounts receivable - other                                             25,648              8,033
    Prepaid assets and fees                                                 18,108             86,121
    Deferred offering costs                                                  3,000              3,000
                                                                       -----------        -----------
                  Total Current Assets                                     245,543            235,232
                                                                         ---------          ---------
Property and Equipment
    Computer and equipment                                                 118,168             20,866
    Software                                                                16,408             13,668
                                                                       -----------        -----------
                  Total Cost                                               134,576             34,534
    Less accumulated depreciation                                          (22,901)            (7,129)
                                                                        ----------       ------------
                  Net Property and Equipment                               111,675             27,405
                                                                         ---------        -----------
Other Assets
    Technology licenses, net of accumulated amortization                    58,125             33,750
    Deposits                                                                 1,150              1,150
                                                                       -----------        -----------
                  Total Other Assets                                        59,275             34,900
                                                                        ----------         ----------

Total Assets                                                              $416,493           $297,537
                                                                          ========           ========


The Notes to Financial Statements are an integral part of these statements


                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                            BALANCE SHEETS CONTINUED
                          SEPTEMBER 30, 2000 AND 1999



                                                                                         2000             1999
                                                                                     ------------       -----------

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                                            $   132,556        $    61,373
    Due to officers and employees                                                        337,207            210,000
    Deferred revenue                                                                      67,500             75,000
    Preferred dividend payable                                                            15,320              1,020
                                                                                   -------------     --------------
                  Total Current Liabilities                                              552,583            347,393
                                                                                   -------------       ------------


Stockholders' Deficit
    Common stock, par value $0.0001; 100,000,000 shares
        authorized;  11,151,368 issued and outstanding
        at September 30, 2000, and 11,011,368 issued
        and outstanding at September 30, 1999                                              1,115              1,101
     Preferred stock, 6% cumulative, par value $0.01;
        10,000,000 authorized; 121,114 shares,
        issued and outstanding at September 30, 2000;
       23,500 shares issued and outstanding at September 30, 1999                          1,211                235
    Additional paid-in capital                                                         2,238,694          1,339,041
    Accumulated deficit during development stage                                      (2,377,110)        (1,390,233)
                                                                                   -------------       ------------
                  Total Stockholders' Deficit                                           (136,090)           (49,856)
                                                                                  --------------     --------------


Total Liabilities and Stockholders' Deficit                                        $     416,493       $    297,537
                                                                                   =============       ============



                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998




                                                                      2000               1999           1998
                                                                 ---------------     -------------   --------------

Sales                                                           $           -        $         -     $           -
                                                                --------------       ------------    --------------

Product Development Costs
    Salaries and benefits                                              368,264            181,791            -
    Subcontractors                                                     138,586            446,628           196,867
    Other developmental costs                                           79,159            141,309           177,061
                                                                 -------------       ------------       -----------
                  Total Product Development Costs                      586,009            769,728           373,928
                                                                  ------------       ------------       -----------


General and Administrative Expenses
    Office                                                              90,223             38,971            12,388
    Marketing and sales                                                 53,803             32,827            58,981
    Professional services                                               89,378             29,937             2,700
    Occupancy                                                           39,325             14,909             5,903
    Depreciation and amortization                                       28,897             14,765             8,614
    Utilities and telephone                                             19,923             12,403             2,991
    Insurance                                                           17,487                 62            -
    Other                                                               38,745             12,409             5,571
                                                                --------------      -------------     -------------
                  Total General and Administrative
                      Expenses                                         377,781            156,283            97,148
                                                                 -------------       ------------      ------------

                  Total Costs and Expenses                            (963,790)          (926,011)         (471,076)

Other Income                                                             2,909              5,124             2,750
                                                                --------------     --------------     -------------

Loss before Income Taxes                                              (960,881)          (920,887)         (468,326)

Income Taxes                                                                -                  -                 -
                                                                 -------------      -------------      ------------

Net Loss                                                            $ (960,881)        $ (920,887)       $ (468,326)
                                                                    ==========         ==========        ==========

Dividends, Preferred Stock                                              15,320              1,020                -
                                                                 =============      =============    ==============

Loss Available to Common Stockholders                               $ (976,201)        $ (921,907)       $ (468,326)
                                                                    ==========         ==========        ==========

Basic and Diluted Net Loss Per Share                            $        (0.09)    $        (0.09)  $        (0.06)
                                                                ==============     ==============   ==============


Average Common and Common Equivalent
   Shares Outstanding                                               11,081,362         10,558,840         7,556,726
                                                                    ==========         ==========       ===========


The Notes to Financial Statements are an integral part of these statements.



                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)


                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998



                                                                       2000             1999               1998
                                                                  -------------     -------------      -------------

Cash Flows from Operating Activities
    Net loss                                                         $(960,881)        $(920,887)         $(468,326)
    Noncash items included in net loss
        Depreciation                                                    15,772             4,765              2,364
        Amortization                                                    13,125            10,000              6,250
        Contributed services                                            -                350,310             -
    Changes in assets and liabilities
        Decrease (Increase) in
        Inventory                                                      (60,853)            3,158           (122,448)
        Accounts receivable - other                                    (17,615)           (5,599)            (2,434)
        Prepaid expenses                                                68,013            24,429           (104,700)
    Increase (Decrease) in
        Accounts payable                                                71,183            47,429             10,780
        Preferred dividend payable                                      14,300                 -                  -
        Due to officers and employees                                  127,207           148,164             65,000
        Deferred revenue                                                (7,500)           25,000             50,000
                                                                  ------------      ------------       ------------
                  Net Cash Used by Operating Activities               (737,249)         (313,231)          (563,514)
                                                                    ----------        ----------         ----------

Cash Flows from Investing Activities
    Purchase of equipment and software                                (100,042)          (13,120)           (21,414)
    Purchase of technology license                                     (37,500)                -            (50,000)
    Purchase of other assets                                                -               (500)            (6,500)
                                                                  ------------      ------------       ------------
                  Net Cash Used by Investing Activities               (137,542)          (13,620)           (77,914)
                                                                    ----------        ----------        -----------

Cash Flows from Financing Activities
    Proceeds from sales of common stock                                314,996           163,465            635,402
    Deferred offering costs                                                  -            12,850            (15,850)
    Proceeds from sales of preferred stock                             585,647           141,000             -
    Dividends paid                                                     (25,996)           -                  -
    Convertible loan                                                        -                 -              50,000
                                                                 -------------      ------------        -----------
                  Net Cash Provided by Financing Activities            874,647           317,315            669,552
                                                                   -----------        ----------         ----------

Net Increase in Cash and Cash Equivalents                                 (144)           (9,536)            28,124

Cash and Cash Equivalents, beginning of year                            18,788            28,324                200
                                                                  ------------       -----------      -------------

Cash and Cash Equivalents, end of year                             $    18,644        $   18,788         $   28,324
                                                                   ===========        ==========         ==========

Non Cash Financing Activities
    Dividends converted to preferred stock                         $    34,637      $      1,020       $         -
                                                                   ===========      ============       ============

    Convertible loan satisfied by issuance of stock               $         -        $    50,000       $         -
                                                                  ============       ===========       ============



The Notes to Financial Statements are an integral part of these statements.



                                             WORLD WIDE VIDEO, INC.
                                        (A Development Stage Enterprise)

                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998



                                                                       Cumulative      Additional
                                                            Common     Preferred       Paid in            Accumulated
                                             Shares          Stock     Par             Capital            Deficit         Totals
                                           ------------    ----------  -------------   -------------  --------------    ------------
Balance, September 30, 1997                        200     $   -       $        -      $      200   $           -     $         200
Exchange of shares, issuance of new
    shares, May 12, 1998                     9,999,800          1,000           -            (200)              -               800
Sale of common stock at $.50 per share         200,000             20           -          99,980               -           100,000
Sale of common stock at $2.75 per share        168,737             17           -         384,585               -           384,602
Sale of common stock at $2.00 per share         75,000              7           -         149,993               -           150,000
Net loss, year ended September 30, 1998              -              -           -               -        (468,326)         (468,326)
                                           -----------     ----------  ----------   -------------     ------------       -----------
Balance, September 30, 1998                 10,443,737          1,044           -         634,558        (468,326)          167,276
                                            ----------        -------     -------    ------------     ------------      ------------

Sale of common stock at $2.75 per share         65,244              7           -         163,458               -           163,465
Loan converted to stock                        250,000             25           -          49,975               -            50,000
Sale of cumulative Preferred stock at $6
    per share                                        -              -         235         140,765               -           141,000
Contributed services                           252,387             25           -         350,285               -           350,310
Dividend, cumulative Preferred shares                -              -           -               -          (1,020)           (1,020)
Net loss, year ended September 30, 1999              -              -           -               -        (920,887)         (920,887)
                                           -----------    -----------  ----------   --------------    ------------       -----------
Balance, September 30, 1999                 11,011,368          1,101         235       1,339,041      (1,390,233)          (49,856)
                                            ----------        -------     -------     ------------    ------------      ------------

Sale of common stock at $2.25 per share        140,000             14           -         314,982               -           314,996
Sale of preferred stock at $6 per share              -              -         918         550,092               -           551,010
Contributed services                                 -              -           -               -               -                 -
Dividends converted to stock                         -              -          58          34,579               -            34,637
Dividend, cumulative preferred shares                -              -           -               -         (25,996)          (25,996)
Net loss, year ended September 30, 2000              -              -           -               -         (960,881)        (960,881)
                                           -----------        -------     -------   -------------     -------------       ----------
                                            11,151,368         $1,115      $1,211      $2,238,694      $(2,377,110)       $(136,090)
                                            ==========         ======      ======      ==========      ============       ==========



The Notes to Financial Statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



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

         There were no income taxes or interest paid during the years ended September 30, 2000, 1999, or 1998.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

         Inventory

         Inventory, which consists primarily of raw materials, is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventory consists principally of chipsets, which are purchased from Analog Devices, Inc. The Company has no binding commitments to purchase additional inventory.

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

         Depreciation expense for the year ended September 30, 2000 was $15,772 and for the year ended September 30, 1999 was $4,765 and $2,364 for the year ended September 30, 1998.

         Technology Licenses

         The Company capitalizes technology licenses. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight line basis over three - five years.

         Amortization expense for the year ended September 30, 2000 was $13,125 and for the year ended September 30, 1999 was $10,000, and $6,250 for the year ended September 30, 1998.

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

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

         Temporary differences consist of the difference in financial statement and income tax bases for accounting for start up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or noncurrent bases on the classification of the related asset or liability. Deferred tax assets related to losses accumulated during the development stage have been reduced by a corresponding valuation allowance as of September 30, 2000 and 1999.

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

         Net Loss Per Share

         Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net loss per share is computed using the weighted average number of common shares of potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock having a dilutive effect.

         The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends. Neither the preferred or common warrants were included in the computations of net loss per share because the effect on the calculations would be antidilutive.

2.       Need for Additional Capital

         The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. In 1999 the Company concluded a private securities offering, which it has raised $798,067, net of offerings costs of $94,574. As of September 30, 2000, the Company has raised $692,010 in a preferred stock offering. The Company has also raised $315,000 through a private placement agreement. (See Note 5). Additional funds will be raised through similar private offerings, which in Management's opinion will provide sufficient capital resources to complete current product development and initial product marketing.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


3.       Prepaid Expenses and Fees

         Included in Prepaid Expenses at September 30 are the following:

                                                          2000          1999
                                                       ----------     ---------
                Deposit on inventory purchases            $12,450       $18,390
                Prepaid rent and commissions                5,312         5,850
                Trade shows and other                         346         6,381
                Custom engineering support deposit              -        20,000
                Deposit on DataBeam license                     -        17,500
                Prepaid marketing expenses                      -        18,000
                                                        ---------      --------
                                                          $18,108       $86,121
                                                          =======       =======

4.       Other Assets

         The Company acquired a technology license at a cost of $37,500, from Databeam, Inc., that is being amortized over a period of three years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary software products. The net carrying value of the license at September 30, 2000 was $34,375.

         The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at September 30, 2000 was $23,750 and at September 30, 1999, the carrying value was $33,750.

         The Company sold non-exclusive rights to market World Wide Video, Inc. products to U.S. Government military bases in exchange for 250,000 shares of DataPower USA, Inc. stock. The DataPower stock does not have an attainable market value and therefore no value has been recorded.

5.       Contributed Capital

         In connection with the reincorporation of the Company, the original stockholders received 10,000,000 shares of common stock.

         In March 1998, the Company entered into an agreement in which they agreed to provide 250,000 shares of common stock at $0.20 per share in return for a convertible loan, provided certain conditions could be satisfied. (See Note 6). The stock was issued in November 1998 in satisfaction of the $50,000 loan.

         In fiscal year 1998, the Company sold 200,000 shares of common stock at $0.50 per share, and 75,000 shares at $2.00 per share.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



5.       Contributed Capital (continued)

         In April 1998, the Company commenced a private offering in which 233,981 common shares at $2.75 per shares were sold. After deducting costs of $95,300, the Company realized proceeds of $548,067. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares. For the year ended September 30, 1999, stock sale proceeds from this offering amounted to $163,465 net of offering costs of $15,956. For the year ended September 30, 1998, stock sale proceeds from this offering amounted to $384,602 net of offering costs of $79,425

         In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. Each unit included one share of cumulative preferred stock and 2 warrants entitling the holder to purchase a share of cumulative preferred stock at $6.00 per share. The warrants must be executed by September 30, 2000. The preferred stock earns a dividend at the rate of 6 percent per annum, payable semi-annually. At the close of the private offering each cumulative preferred share is convertible into 2 shares of common stock for a two-year period ending September 30, 2001. The Board, at its discretion, can redeem all preferred shares in exchange for three shares of common stock for each share of preferred stock. The Company raised $141,000 during the year ended September 30, 1999 with the issuance of 23,500 shares. During the year ended September 30, 2000 the Company raised $585,647 with the issuance of 976 shares.

         In April, 2000 the Board of Directors of World Wide Video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of September 30, 2000, 140,000 common shares, at $2.25 per share, have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the outside investor.

         During fiscal 1999, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

6.       Convertible Debt

         In March 1998, National Executive Trade, Inc. advanced the Company $50,000 (non interest bearing) under an agreement that granted the lender the exclusive right to manufacture and market products in Canada until March 2008. Upon delivery of prototypes, the debt was convertible to 250,000 shares of common stock. The agreement was assigned to DataPower, Inc., a Canadian company. In November 1998, the parties agreed that the prototypes were acceptable. At that time, the Company agreed to issue 250,000 shares of its common stock in satisfaction of the debt.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



7.       OPERATING LEASE

         The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent is $2,000. The third lease agreement is for a term of one year expiring April 30, 2001, monthly rent is $1,100. Future minimum lease payments total $4,550 as of September 30, 2000. Rent expense was $32,360, $8,062 and $1,950, respectively, for the years ended September 30, 2000, 1999 and 1998.

8.       Related Parties

         A majority stockholder is a member of the Board of Directors of DataPower, Inc. (See Notes 4, 5 and 6).

         A Director of the Company has been engaged to assist in the raising of capital. He is compensated on the basis of a percentage (from 2 to 5 percent) of the completed transaction. During the period ended
         September 30, 1998, he was paid $23,435 under this contract. In addition, the same Director has been prepaid $18,000 under a product marketing agreement. During the year ended September 30, 2000, the prepayment was charged to expense.

         The two majority stockholders have employment agreements, which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts $320,000 and $175,000 remains unpaid at September 30, 2000 and September 30, 1999, respectively.

9.       Commitments and Contingencies

         The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

         Raising Capital

         The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 5 and 8). Other contracts require compensation in the form of stock.

         Product Development

         The Company entered into an agreement with Analog Devices, Inc. for design and development of two videophone chipsets. The agreement includes non-refundable commitment fees of $250,000 for each chipset design, development and transfer. Implementation of the agreement is dependent upon cash flow of the Company and approval of working prototypes.

         Under an agreement to develop certain products, the Company has deferred revenue of $50,000 pending achievement of contract milestones. Successful completion of contract milestones will result in additional payments of up to $50,000. The Company has experienced delays in completing contract requirements. The contract is in default.

         The Company has deferred $17,500 in nonrecurring engineering payments received in connection with product development contracts.

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999



10.      Stock Options

         The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 128,000 shares under the Plan. All options have an eight year term from the exercise date. The following summarizes the option activity under the Plan:


                                                          Number of Shares     Option Price
                  Outstanding, September 30, 1999                       -          $   -
                  Granted                                         128,000            .10
                  Exercised                                             -              -
                  Canceled or expired                                   -              -
                                                                ---------         -------
                  Outstanding, September 30, 2000                 128,000          $ .10
                                                                  =======         =======

         The vesting period of the remaining options is as follows:

                  Vested and exercisable                                          10,000
                  September 30, 2001                                              32,000
                  September 30, 2002                                              32,000
                  September 30, 2003                                              32,000
                  September 30, 2004                                              22,000
                                                                                --------
                                                                                 128,000


         No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of September 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Name            Age          Position
              ----            ---          --------
         John G. Perry         54          President, and Director
         Frank A. Maas         55          Vice President of Engineering,
                                           Secretary, Treasurer,
                                           Chairman of the Board and Director
         Ronald P. Cropper     53          Director

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


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
                                Annual            Long-term           Other
                Name         Compensation       Compensation       Compensation
             -----------   ----------------    --------------     --------------
             John Perry         $120,000            None              None
             Frank Maas         $120,000            None              None


There have been no activities in these areas to date:

         Retirement Plans
         Termination Payments
         Stock Options/SAR Grants
         Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan
         Pension Plan

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. There are no other entities that own over 5% of the 11,151,368 outstanding shares of Common Stock as of 9/30/00.


Officers and Directors

Title     Name of                                                             Amount         Percent
  of      Beneficial                       Nature of                            of
Class     Owner                            Beneficial Ownership                Class
-----     --------------------             --------------------             -----------    -------------

Common    John G. Perry                 Founder, President, & Director         4,765,000         42.73%
          14327 Smith Road
          Culpeper, Virginia 22701

Common    Frank A. Maas                 Founder, Vice President, &             5,000,000         44.84%
                                        Chairman of the Board of Directors
          808 Culpeper Avenue
          Fredericksburg, Virginia 22405

Common    Ronald Cropper                Director                                  10,000          0.09%
          POB 797053
          Dallas, Texas  75379


                                                                             ------------    --------------
Officers and Directors as a group                                              9,775,000         91.40%


COMMON WARRANTS (non voting until exercised)

Officers and Directors

None

PREFERRED STOCK (closed 8/31/00, Regulation D Rule 506)

The following sets forth information with respect to the Company's Preferred Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. All other entities that own over 5% of the 121,114 outstanding shares of Preferred Stock as of 9/30/00 are included.

Officers and Directors

Title      Name of              Title                  Amount         Percent
  of       Beneficial          Nature of                 of
Class      Owner             Beneficial Ownership       Class
-----      -------------     --------------------   ------------     ----------

None
----

Officers and Directors as a group                          -                 -

Other Entities

Preferred     Joseph Daniel     Investor               10,000            8.26%
              Box 1148
              Culpeper, Virginia 22701

Preferred     Lionel Reilly     Investor                6,105            5.04%
              20620 Corral Road
              Elkhorn, NE  68022

Preferred     Fred Windhorst    Investor               10,201            8.42%
              16514 Safforn Circle
              Omaha, NE  68136

Preferred     John Warner       Investor                8,334            6.88%
              400 Madison St., Apt. 2201
              Alexandria, VA  22314

                                                  -----------          --------
Other Entries as a group
                                                       34,640           28.60%

PREFERRED  WARRANTS  (non  voting  until  exercised  - $6.00 per  share  expires
8/13/01)

Officers and Directors

Title       Name of            Title                    Amount         Percent
 of         Beneficial         Nature of                  of
Class       Owner              Beneficial Ownership     Class
-----       -------------      --------------------    ---------       -------

None

                                                       ---------       -------
Officers and Directors as a group

                                                             -              -
Other Entities

Warrants     Joseph Daniel     Investor                 20,000           8.26%
             Box 1148
             Culpeper, Virginia 22701

Warrants     Lionel Reilly     Investor                 12,210           5.04%
             20620 Corral Road
             Elkhorn, NE  68022

Warrants     Fred Windhorst    Investor                 20,402           8.42%
             16514 Safforn Circle
             Omaha, NE  68136

Warrants     John Warner       Investor                 16,668           6.88%
             400 Madison St., Apt. 2201
             Alexandria, VA  22314

                                                      --------          -------
Other Entries as a group
                                                        69,280          28.14%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None, except those covered in employment and subcontractor as discussed elsewhere.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Colorado Corporation Act and Company by-laws offer protection by way of indemnification to any officer, director or employee of the Company. The indemnification extends to expenses, including attorney's fees, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with an action, suit or proceeding if the party acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company and with respect to any criminal proceeding if the party had no reasonable cause to believe the conduct was unlawful.

The general effect of the above indemnification provisions allow the employees, directors, and officers of the Company to function and engage in the day to day business activities of the Company knowing the Company will offer protection against the threat or event of litigation subject to the limitations that said individual must exercise good faith and reasonableness.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 or Securities Exchange Act of 1934 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

                        FINANCIAL STATEMENTS AND EXHIBITS

The following documents are filed as a part of this report:

         1. Audited Financial Statements: (See PART II ITEM 8)

         2. Additional Financial Statement Schedules: None

         3. SK Exhibits (See Below)

         4. Supplemental Oil and Gas Information - None.


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

         3.2  Bylaws of World Wide Video, Inc. (Colorado)*

         3.3  Articles of Incorporation of World Wide Video, Inc. (Virginia)*

         3.4  Bylaws of World Wide Video, Inc. (Virginia)*

      10.1.1  Agreement with National Executive Trade, Inc. (amended by 10.1.2)*

      10.1.2  Agreement with Data Power, Inc.*

        10.2  Share Exchange Agreement*

        23.1  Consent of Accountant (See Below)

              * Incorporated by reference to Exhibits to the Registration Statement on Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 20, 2000

                                          WORLD WIDE VIDEO, INC.


                                           /s/ John G. Perry
                                          ----------------------------------
                                           John G. Perry, President




                                           Directors:



                                             /s/ Frank A. Maas
                                           -------------------------------------
                                           Frank A. Maas, Secretary and Director




                                             /s/ John G. Perry
                                            ------------------------------------
                                            John G. Perry, Director



                                             /s/ Ronald Cropper
                                            ------------------------------------
                                            Ronald Cropper, Director

                                  EXHIBIT 23.1

                              CONSENT OF ACCOUNTANT





                         THOMPSON, GREENSPON & CO., P.C.
                          Certified Public Accountants
                             Management Consultants




To the Board of Directors
World Wide Video, Inc.
Culpeper, Virginia

We hereby consent to the use of our report, dated November 30, 2000, in the Form10-KSB of World Wide Video, Inc., as filed with the Securities and Exchange Commission.



/s/ Thompson, Greenspon & Co., P.C.

Fairfax, Virginia
December 20, 2000


               --------------------------------------------------
   3930 Walnut Street Fairfax, VA 22030-4790 (703) 385-8888 FAX (703) 385-3940
    E-Mail Address - tgc@tgccpa.com Home Page Address - http://www.tgccpa.com