Form 10QSB
period 2000-12-31
WORLD WIDE VIDEO INC
filed 2001-03-01
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
December 31, 2000                                              10-86519


                             WORLD WIDE VIDEO, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                   54-1921580
             --------                                   ----------
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

                     Yes                         No   X
                        -----                       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,337,768 Common Shares Issued as of as of December 31, 2000. 70,274 Warrants @ $2.75, expiration date of April 5, 2001, or 1 year after public trading begins, whichever is later.

121,114 Preferred Shares Issued as of December 31, 2000. 210,136 Warrants @ $6.00, expiration date of August 31, 2001.

Part I: FINANCIAL INFORMATION


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      December 31, 2000 and September 30, 2000
                             (Stated in US Dollars)



                                                    December 31,   September 30,
                                                        2000           2000

                     ASSETS

CURRENT ASSETS
   Cash in banks                                        $  13,983     $  18,644
   Accounts receivable                                     25,648        25,648
   Inventory                                              182,532       180,143
   Prepaid expenses                                        16,635        18,108
   Deferred offering costs                                  3,000         3,000
                                                        ---------     ---------
          Total current assets                          $ 241,798     $ 245,543
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $ 104,959     $ 118,168
   Furniture and fixtures                                  14,006            -
   Leasehold Improvements                                   1,751            -
   Software                                                16,408        16,408
                                                        ---------     ---------
                                                        $ 137,124     $ 134,576
   Less accumulated depreciation                           29,347        22,901
                                                        ---------     ---------
                                                        $ 107,777     $ 111,675
                                                        ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                                    $  52,500     $  58,125
   Artwork                                                  2,445            -
   Deposits                                                 1,150         1,150
                                                        ---------     ---------
                                                        $  56,095     $  59,275
                                                        ---------     ---------
                                                        $ 405,670     $ 416,493
                                                        =========     =========


See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    December 31, 2000 and September 30, 2000
                             (Stated in US Dollars)



                                                   December 31,   September 30,
                                                       2000           2000
                   LIABILITIES


CURRENT LIABILITIES
   Notes payable                                        $   22,150     $     --
   Accounts payable                                        172,021       132,556
   Due to officers and employees                           376,077       337,207
   Deferred revenue                                         67,500        67,500
   Preferred dividends payable                              26,007        15,320
   Accrued stock                                            63,751           --
                                                         ---------     ---------
      Total current liabilities                         $  727,506     $ 552,583
                                                         ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 11,173,368 issued and outstanding
       at December 31, 2000, and 11,151,368 issued and
       outstanding at September 30, 2000                $    1,117    $    1,115
Preferred stock, 6% cumulative, $.01 par value,
        10,000,000 shares authorized, 121,114 shares
        issued and outstanding at December 31, 2000 and
        September 30, 2000                                   1,211         1,211
Additional paid in capital                               2,289,192     2,238,694
Deficit accumulated during the development stage       (2,613,356)   (2,377,110)
                                                        ----------    ----------
                                                       $ (321,836)   $ (136,090)
                                                        ----------    ----------
                                                        $  405,670    $  416,493
                                                        ==========     =========


See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                  For the Three Months ended December 31, 2000
                         and 1999 and from July 16, 1997
                    (Date of Inception) to December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

                                                               Cumulative from
                                     Three months                July 16, 1997
                                        ended                (Date of Inception)
                                      December 31,              to December 31,
                                   2000        1999                  2000
                                   ----        ----                  ----

SALES                            $    --     $    --               $       --
                                 --------    --------               ----------
PRODUCT DEVELOPMENT COSTS
   Salaries                      $ 106,343   $ 74,246              $   656,402
   Subcontractors                    3,089     17,752                  785,170
   Other development costs          51,354     30,631                  448,883
                                 ---------   --------               ----------
                                 $ 160,786   $122,629              $ 1,890,455
                                 ---------   --------               ----------
 OPERATING EXPENSES
   Office                        $   2,151   $  8,610              $   143,733
   Marketing and sales               4,673     17,477                  150,284
   Legal and
      professional                  31,277     39,463                  153,293
   Occupancy                         5,705      8,212                   65,842
   Utilities and
      telephone                      2,336      3,564                   37,653
   Insurance                         3,639        494                   21,126
   Depreciation                     12,071      4,495                   64,347
   Other                             2,318      1,691                   59,102
                                 ---------   --------               ----------
                                 $  64,170   $ 84,006              $   695,380
                                 ---------   --------               ----------

Net operating loss               $(224,956) $(206,635)             $(2,585,835)

OTHER INCOME                          --          829                   10,773

FINANCIAL INCOME AND EXPENSE
   Interest income                    --         --                         10
   Interest expense                   (602)      --                       (602)
                                  ---------  ---------               ----------
Net loss                         $(225,558) $(205,806)             $(2,575,654)
                                 =========  ==========              ===========

Net loss per share               $    (.02) $    (.02)             $      (.23)
                                 ========== ==========              ===========
Weighted average number
of common shares
outstanding                      11,166,143 11,011,368              11,166,143
                                =========== ==========              ===========



See Notes to Financial Statements



                                     WORLD WIDE VIDEO, INC.
                                  (A Development Stage Company)

                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                            For the Period July 16, 1997, Inception,
                                      to December 31, 2000
                                     (Stated in US Dollars)
                                           (Unaudited)


                                                                                 Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                   Shares       Amount       Par     Capital        Stage       Total
                                   ------       ------    -------       -----       -----       -----
Issuance of share capital
   to Founders, July 16, 1997           200       $  --      --        $  200      $   --     $   200

Net loss, period ended
   September 30, 1997                   --           --      --            --           --         --
                                    -------      -------   --------    -------     -------    -------
Balance, September 30, 1997             200          --      --        $  200          --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998     9,999,800       1,000      --          (200)         --         800

Sale of common stock, April 3,
  through September 8, 1998         443,737          44      --       634,558          --     634,602

Net loss, year ended September 30,
  1998                                  --           --      --           --      (468,326)  (468,326)
                                  ----------     -------   -------   --------    ---------   --------
Balance, September 30, 1998       10,443,737      1,044      --       634,558     (468,326)   167,276

Sale of common stock                 315,250         32      --       213,433           --    213,465

Sale of preferred stock                 --           --     235       140,765           --    141,000

Contributed services                 252,381         25      --       350,285           --    350,310

Dividend, cumulative preferred shares   --           --      --           --        (1,020)    (1,020)

Net loss, year ended September 30,
  1999                                  --          --       --           --       (920,887) (920,887)
                                  ----------     -------   --------   ---------   ---------  ---------
Balance, September 30, 1999       11,011,368     $1,101    $ 235    $1,339,041  $(1,390,233)$( 49,856)



See Notes to Financial Statements



                                     WORLD WIDE VIDEO, INC.
                                  (A Development Stage Company)

                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                            For the Period July 16, 1997, Inception,
                                      to December 31, 2000
                                     (Stated in US Dollars)
                                           (Unaudited)


                                                                                 Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                    Shares       Amount       Par     Capital        Stage       Total
                                    ------       ------    -------       -----       -----       -----
Sale of common stock                140,000         14        --       314,982          --      314,996

Sale of preferred stock                 --          --       918       550,092          --      551,010

Dividends converted to stock            --          --        58        34,579          --       34,637

Dividend, cumulative preferred shares   --          --        --           --       (25,996)    (25,996)

Net loss, year ended September 30,
   2000                                 --          --        --           --      (960,881)   (960,881)
                                  ----------      ------    ------    ---------   ---------  ----------
Balance, June 30, 2000            11,151,368      $1,115    $1,211   $2,238,694 $(2,377,110) $( 136,090)

Sale of common stock                  22,000           2      --         50,498         --       50,500

Dividend, cumulative preferred shares   --          --        --           --       (10,688)    (10,688)

Net loss, quarter ended December 31,
    2000                                --          --        --           --      (225,558)   (225,558)
                                  ----------      ------    ------    ---------   ---------  ----------
                                  11,173,368      $1,117    $1,211   $2,289,192  $(2,613,356) $(321,836)
                                  ==========      ======    ======    =========   ==========  ==========




See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

            For the Three Months Ended December 31, 2000 and 1999 and
             July 16, 1997 (Date of Inception) to December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                               Three months ended          Inception)
                                           December 31,   December 31,  to December 31,
                                             2000           1999             2000
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(225,558)   $(205,806)    $  (2,575,654)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization         12,071        4,494           64,347
         Change in assets and liabilities:
            Accounts receivable                   --        (6,772)         (25,648)
            Inventory                          (2,389)      (3,685)        (182,532)
            Prepaid expenses                    1,473       (7,014)         (16,635)
            Deposits                              --            --           (1,150)
            Deferred charges                      --            --           (3,000)
            Loans to shareholders                 --            --              --
            Accounts payable                   39,465      (13,660)         172,021
            Salaries payable                   38,870       18,336          376,077
            Deferred revenue                      --            --           67,500
            Convertible loan                      --            --              --
            Accrued stock                      63,751       55,500           63,751
                                             ---------    ---------     -----------
              Net cash used in operating
                activities                  $( 72,317)   $(158,607)   $  (2,060,923)
                                            ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 4,994)   $ (11,351)   $   (137,124)
       Purchase of licenses                        --           --         (87,500)
       Purchase of artwork                         --           --         ( 2,445)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ ( 4,994)   $ (11,351)   $   (227,069)
                                             ---------    --------    ------------



See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

            For the Three Months Ended December 31, 2000 and 1999 and
             July 16, 1997 (Date of Inception) to December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                         Cumulative for
                                                                         July 16, 1997
                                                                           (Date of
                                                Three months ended         Inception)
                                           December 31,   December 31,   to December 31,
                                             2000           1999             2000
                                             ----           ----          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable          $  22,150    $   6,600     $    22,150
       Proceeds from issuance of
         common stock                          50,500         --         1,564,850
       Proceeds from issuance of
         preferred stock                          --       178,800         726,684
       Dividends paid                             --           --          (11,709)
                                             ---------    ---------    -----------
               Net cash provided by
                 activities                 $  72,650    $ 185,400    $  2,301,975
                                             ---------    --------    ------------

       Net increase (decrease) in cash      $  (4,661)   $  15,442    $     13,983

CASH
      Beginning                                18,644       18,788              --
                                             ---------    ---------    -----------

      Ending                                $  13,983   $   34,230   $      13,983
                                             =========    ========    ============




See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

    Note 1.  Interim Reporting

           These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. The statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2000 audited financial statements and notes thereto.

    Note 2.   Nature and Continuance of Operations

                World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The company designs and manufactures software and hardware for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $2,613,356 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they arise.

                The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At December 31, the Company had sold 11,173,368 shares of common stock at prices ranging from $.50 to $2.75 per common share.

                After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of December 31, 2000, the Company had sold 121,114 shares of preferred stock at $6.00 per share, for a total of $726,684.

                In addition to selling preferred stock, the Company will issue stock to certain key individuals for services rendered in lieu of cash payments. In management's opinion, such efforts should provide sufficient funds to continue operations for the next year.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)



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

                      The following table sets forth the computation of basic and diluted loss per share:
                                                       Three Months
                                                          Ended
                                                      December 31, 2000
                   Numerator:
                       Net loss plus preferred
                         dividends                       $(236,246)
                   Denominator
                       Weighted average shares
                       outstanding                      11,166,143
                   Basic and diluted EPS                 $    (.02)


Note 3.  Summary of Significant Accounting Policies (continued)

                Value of Financial Instruments
                       The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended December 31, 2000.

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

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 4.  Prepaid Expenses
                Prepaid expenses as of December 31, 2000 consist of the following:

                    Prepaid inventory                                    $12,450
                    Commissions                                            3,156
                    Other                                                  1,029
                                                                         -------
                                                                         $16,635

Note 5.  Other Assets
                The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the
                Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at December 31, 2000 was $21,250.

                In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of December 31, 2000, the net carrying value of the license was $31,250.

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

                In fiscal year 1998, the Company sold 200,000 shares of common stock at $0.50 per share and 75,000 shares at $2.00 per share.

                In April 1998, the Company commenced a private offering in which 233,981 common shares at $2.75 per share were sold. After deducting costs of $95,300, the Company realized proceeds of $548,067. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares. Those warrants must be exercised by April 5, 2001.

                In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. Each unit included one share of cumulative preferred stock and 2 warrants entitling the holder to purchase a share of cumulative preferred stock at $6.00 per share. The preferred stock earns a dividend

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                at the rate of 6% per annum, payable semi-annually. At the close of the private offering each cumulative preferred share is convertible into 2 shares of common stock for a two-year period ending September, 2001. The Board, at its discretion, can redeem all preferred shares in exchange for three shares of common stock for each share of preferred stock.

                During the year ended September 30, 1999, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                In April, 2000, the Board of Directors of World Wide Video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $13,019,400 to an outside investor, via a private placement. As of December 31, 2000, 162,000 common shares at $2.25 per share have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the outside investor.

Note 7.  Convertible Debt
                In March 1998, National Executive Trade, Inc. advanced the Company $50,000 (non interest bearing) under an agreement that granted the lender the exclusive right to manufacture and market products in Canada until March 2008. Upon delivery of prototypes, the debt was convertible to 250,000 shares of common stock. The agreement was assigned to DataPower, Inc., a Canadian company. In November 1998, the parties agreed that the prototypes were acceptable. At that time, the Company agreed to issue 250,000 shares of its common stock in satisfaction of the debt.

Note 8.  Operating Lease
                The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of one year expiring April 30, 2001, monthly rent is $1,100. Rent expense as of December 31, 2000 was $5,350.

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

                The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts, approximately $368,077 remains unpaid at December 31, 2000.


Note 10.  Commitments and Contingencies
                The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)



                Raising Capital:

                The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of December 31, 2000, the Company had $63,751 in common stock due to individuals for services rendered.

                Product Development:

                The Company entered into an agreement with Analog Devices, Inc. for design and development of two videotape chipsets. The agreement includes non-refundable commitment fees of $250,000 for each chipset design, development and transfer. Implementation of the agreement is dependent upon cash flow of the Company and approval of working prototypes.

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

Note 11.  Stock Options

                The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 128,000 shares under the Plan. All options have an eight year term from the exercise date. The following summarizes the option activity under the
                Plan:

                                                   Number of Shares      Option Price
                Outstanding, September 30, 1999            -                $   -
                Granted                                 128,000                .10
                Exercised                                  -                    -
                Canceled or expired                        -                    -
                                                        -------             -------
                Outstanding, September 30, 2000         128,000             $  .10
                                                        =======             =======

                The vesting period of the remaining options is as follows:
                     Vested and exercisable                                 10,000
                     September 30, 2001                                     32,000
                     September 30, 2002                                     32,000
                     September 30, 2003                                     32,000
                     September 30, 2004                                     22,000
                                                                           -------
                                                                           128,000
                                                                           =======



Note 11. Stock Options (cont)
                No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                No. 123. The fair value of the options vested and exercisable are immaterial as of December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000

                The Company earned no revenues for the period in 2000 or 1999, due to products still being in the development stage. The Company has incurred expenses of $224,956 and $206,635 for the three month periods ended December 31, 2000 and 1999, respectively. The major increases in expenses were salaries and other product development costs. Salaries increased to $106,343 for the quarter ended December 31, 2000, up from $74,246 during the same quarter in 1999. Other development costs increased from $30,631 to $51,354. Both of these increases were due to increased emphasis on completing the product development stage and the need for additional employees and contractors in order to do so. Total production costs increased to $160,786 for the quarter ended December 31, 2000, up from $122,629 for the same quarter in 1999.

                Operating expenses decreased from $84,006 in 1999 to $64,170 for 2000. Marketing and sales expenses decreased from $17,477 to $4,673 due to products remaining in the development stage. Depreciation expense increased from $4,495 to $12,071 due to certain assets being subject to their first full year of depreciation.

               Net losses for the quarters ended December 31, 2000 and 1999 were $225,558 and $205,806, respectively. The loss per share was ($.02) and ($.02) in the quarter in 2000 and 1999, respectively. The losses are expected to continue until adequate revenue from product sales can be achieved. The Company's production and shipping of finished goods has intentionally slowed, pending receipt of investment funds, which are expected to arrive in the next fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

               Working capital as of December 31, 2000 consisted of cash in the amount of $13,983. The Company is currently attempting to achieve a private placement of stock, so that funding of operations can continue.

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

Dated:  March 1, 2001

                                                  World Wide Video, Inc.

                                                  /s/ John G. Perry
                                                  ------------------------------
                                                  John G. Perry, President