Form 10QSB
period 2001-03-31
WORLD WIDE VIDEO INC
filed 2001-05-14
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
-----------------                                         ----------------------
  March 31, 2001                                                  10-86519


                             WORLD WIDE VIDEO, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                     54-1921580
             --------                                     ----------
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

     11,300,368 Common Shares Issued as of as of March 31, 2001. 70,274 Warrants @ $2.75, expiration date of September 30, 2000.

     121,114 Preferred Shares Issued as of March 31, 2001. 243,228 Warrants @ $6.00, expiration date of August 31, 2001.

Part I: FINANCIAL INFORMATION


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      March 31, 2001 and September 30, 2000
                             (Stated in US Dollars)



                                                      March 31,    September 30,
                                                          2001          2000

                     ASSETS

CURRENT ASSETS
   Cash in banks                                        $  13,367     $  18,644
   Notes receivable                                        11,200            -
   Accounts receivable                                      8,036        25,648
   Inventory                                              182,532       180,143
   Prepaid expenses                                        15,791        18,108
   Deferred offering costs                                  3,000         3,000
                                                        ---------     ---------
          Total current assets                          $ 233,926     $ 245,543
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $ 103,385     $ 118,168
   Furniture and fixtures                                  14,006            -
   Leasehold improvements                                   1,750            -
   Software                                                16,408        16,408
                                                        ---------     ---------
                                                        $ 135,549     $ 134,576
   Less accumulated depreciation                           34,771        22,901
                                                        ---------     ---------
                                                        $ 100,778     $ 111,675
                                                        ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                                    $  46,875     $  58,125
   Artwork                                                  2,445            -
   Deposits                                                 1,150         1,150
   Travel advances                                          2,496            -
                                                        ---------     ---------
                                                        $  52,966     $  59,275
                                                        ---------     ---------
Total Assets                                            $ 387,670     $ 416,493
                                                        =========     =========

                        See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2001 and September 30, 2000
                             (Stated in US Dollars)



                                                       March 31,   September 30,
                                                         2001          2000
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                    $  205,009     $ 132,556
   Due to officers and employees                          509,442       337,207
   Deferred revenue                                        67,500        67,500
   Preferred dividends payable                             36,759        15,320
   Accrued stock                                           63,751           --
   Notes payable                                           36,950           --
                                                        ---------     ---------
      Total current liabilities                        $  919,411     $ 552,583
                                                        ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 11,300,368 and 11,151,368 issued
       and outstanding, respectively                   $    1,130    $    1,115
Preferred stock, $.01 par value, 10,000,000
        shares authorized, 121,114 issued
        and outstanding                                     1,211         1,211
Additional paid in capital                              2,306,942     2,238,694
Deficit accumulated during the development stage       (2,841,024)   (2,377,110)
                                                       ----------    ----------
                                                       $ (531,741)   $ (136,090)
                                                       ----------    ----------
                                                       $  387,670    $  416,493
                                                       ==========     =========





                        See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months ended
                 March 31, 2001 and 2000 and from July 16, 1997
                      (Date of Inception) to March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                      Cumulative from
                               Three months          Six Months        July 16, 1997
                                  ended                ended        (Date of Inception)
                                 March 31,            March 31,           to March 31,
                             2001        2000     2001       2000           2001
                             ----        ----     ----       ----           ----
SALES                     $    --     $    --   $  --      $   --      $      --
                           --------    --------  -------    -------     ----------

OTHER INCOME              $   6,948   $  2,222  $   6,948  $   3,051   $   17,731
                           --------    --------   -------    -------     ---------
PRODUCT DEVELOPMENT COSTS
   Salaries               $ 133,365   $110,343  $ 239,712  $ 184,589  $   789,767
   Subcontractors             6,563      2,972      9,651     20,724      791,733
   Other development costs   10,325     31,390     61,679     62,020      459,208
                          ---------   ---------  ---------  --------   ----------
                          $ 150,253   $144,705  $ 311,042  $ 267,333  $ 2,040,708
                          ---------   ---------  ---------  --------   ----------
 OPERATING EXPENSES
   Office                 $   6,005   $  2,835  $   8,156  $  11,444  $   149,738
   Marketing and sales        8,106      6,234     12,779     23,711      158,389
   Legal and
      professional           12,870     17,009     44,147     56,473      166,163
   Occupancy                  9,534      8,680     15,239     16,892       75,376
   Utilities and
      telephone               7,705      3,916     10,041      7,480       45,358
   Depreciation              12,151      4,495     24,222      8,990       76,498
   Insurance                  9,579        955     13,218      1,449       30,705
   Other                      6,548      2,307      8,864      4,002       65,651
                          ---------   --------   ---------  --------   ----------
                          $  72,498   $ 46,431  $ 136,666  $ 130,441  $   767,878
                          ---------   --------   ---------  --------   ----------

     Operating loss      $( 215,803) $(188,914) $(440,760) $(394,723) $(2,790,855)

FINANCIAL INCOME AND EXPENSE
   Interest income              --          --         --         --           --
   Interest expense            (640)      (126)    (1,242)      (126)      (1,242)
                           ---------  ---------  ---------  --------   ----------

                          $(216,443) $(189,040) $(442,002) $(394,849) $(2,792,097)
LOSS ON DISPOSAL OF
   EQUIPMENT              $    (472)        --       (472)        --         (472)
                           ---------  ---------  ---------  --------   ----------

      Net loss            $(216,915) $(189,040)  $(442,474)$(394,849) $(2,792,569)
                           ========= ==========  ========== =========   ==========

                             WORLD WIDE VIDEO, INC.
                         (A Development Stage Company)
                                   Continued


Net loss per share        $    (.02) $    (.02)  $    (.04)$    (.04) $      (.25)
                          ========== ==========  ========== =========  ===========
Weighted average number
of common shares
outstanding              11,266,890   11,011,368  11,215,963 11,011,368  11,215,963
                         ===========  ==========  ========== ==========  ==========


                        See Notes to Financial Statements



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For
                             the Period July 16, 1997, Inception,
                                       to March 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

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



                        See Notes to Financial Statements
                                       F-4


                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to March 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                                  Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                    Shares       Amount       Par     Capital        Stage       Total
                                    ------       ------    -------       -----       -----       -----
Sale of common stock                140,000           14        --     314,982          --      314,996

Sale of preferred stock                 --          --         918     550,092          --      551,010

Dividends converted to stock            --          --          58      34,579          --       34,637

Dividend, cumulative preferred shares   --          --          --         --       (25,996)    (25,996)

Net loss, year ended September 30,
  2000                                  --          --        --           --      (960,881)   (960,881)
                                  ----------      ------    ------    ---------   ---------  ----------
Balance, September 30, 2000       11,151,368      $1,115    $1,211   $2,238,694 $(2,377,110) $( 136,090)

Sale of common stock                  37,000           4      --         57,059         --       57,063

Employee stock options exercised     112,000          11      --         11,189         --       11,200

Dividend, cumulative preferred shares   --          --        --           --       (21,440)    (21,440)

Net loss, six months ended March 31,
    2001                                --          --        --           --      (442,474)   (442,474)
                                  ----------      ------    ------    ---------   ---------  ----------
                                  11,300,368      $1,130    $1,211   $2,306,942  $(2,841,024) $(531,741)
                                  ==========      ======    ======    =========   ==========  ==========



                        See Notes to Financial Statements



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                      For the Six Months Ended March 31, 2001 and 2000 and July
                   16, 1997 (Date of Inception) to March 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                               Six months ended          Inception)
                                            March 31,      March 31,     to March 31,
                                             2001           2000             2001
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(442,474)   $(394,849)    $ (2,792,569)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization         24,222        8,990           76,498
         Loss on sale of equipment                472          --               472
         Change in assets and liabilities:
            Accounts receivable                17,612       (4,003)         ( 8,036)
            Inventory                          (2,389)      (3,975)        (182,532)
            Prepaid expenses                    2,317        1,540          (15,791)
            Deposits                              --            --           (1,150)
            Deferred charges                      --            --           (3,000)
            Travel advances                    (2,496)          --           (2,496)
            Accounts payable                   72,453        1,461          205,009
            Salaries payable                  172,235       98,412          509,442
            Deferred revenue                      --        (2,500)          67,500
            Accrued stock                      63,751       55,500           63,751
                                             ---------    ---------     -----------
              Net cash used in operating
                activities                  $( 94,297)   $(239,424)   $  (2,082,902)
                                            ---------    ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 4,994)   $ (11,351)   $    (137,124)
       Purchase of licenses                        --          --           (87,500)
       Purchase of artwork                         --          --           ( 2,445)
       Notes receivable                       (11,200)         --           (11,200)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ (16,194)   $ (11,351)   $    (238,269)
                                             ---------    --------     ------------


                        See Notes to Financial Statements



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                      For the Six Months Ended March 31, 2001 and 2000 and July
                   16, 1997 (Date of Inception) to March 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Six months ended          Inception)
                                            March 31,      March 31,      to March 31,
                                             2001           2000             2001
                                             ----           ----         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable          $  36,950      $   --       $    36,950
       Proceeds from issuance of
         common stock                          68,264          --         1,582,613
       Proceeds from issuance of
         preferred stock                           --      235,800          726,684
       Dividends paid                              --          --           (11,709)
                                             ---------    ---------     -----------
               Net cash provided by
                 activities                 $ 105,214    $ 235,800      $ 2,334,538
                                             ---------    --------      -----------

       Net increase (decrease) in cash      $  (5,277)   $ (14,975)     $    13,367

CASH
      Beginning                                 18,644      18,788             --
                                             ---------    ---------     -----------

      Ending                                $   13,367   $   3,813      $    13,367
                                             =========    ========      ===========



                        See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

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

    Note 2.   Nature and Continuance of Operations

                World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $2,841,024 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At March 31, 2001, the Company had sold 11,300,368 shares of common stock at prices ranging from $.10 to $2.75 per common share.

                After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of March 31, 2001, the Company had sold 121,114 shares of preferred stock at $6.00 per share.

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

                      The following table sets forth the computation of basic and diluted loss per share:
                                                 Three Months      Six Months
                                                    Ended            Ended
                                                March 31, 2001    March 31, 2001
                                                --------------    --------------
                  Numerator:
                      Net loss plus preferred
                        dividends                  $(227,666)     $(463,914)
                  Denominator
                      Weighted average shares
                      outstanding                 11,266,890     11,215,963
                  Basic and diluted EPS            $    (.02)     $    (.04)

                Fair Value of Financial Instruments
                       The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended March 31, 2001.

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

Note 4.  Prepaid Expenses
                Prepaid expenses as of March 31, 2001 consist of the following:

                    Prepaid inventory                                    $12,450
                    Commissions                                            3,156
                    Other                                                    185
                                                                         -------
                                                                         $15,791

Note 5.  Other Assets
                The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at March 31, 2001 was $18,750.

                In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of March 31, 2001, the net carrying value of the license was $28,125.

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

                In April 1998, the Company commenced a private offering of 315,250 common shares at $2.75 per share. After deducting costs of $94,574, the Company realized proceeds of $798,070. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares. Those warrants must be exercised by September 30 2001.

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

                During the year, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                In April, 2000, the Board of Directors of World Wide video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $13,019,400 to an outside investor, via a private placement. As of March 31, 2001, 162,000 common shares at $2.25 per share have been issued under this agreement. The outside investor is in default on the agreement and receipt of additional funds to complete the agreement is dependent upon the cash flow of the investor.

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

Note 8.  Operating Lease
                The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of one year expiring April 30, 2001, monthly rent is $1,100. Rent expense as of March 31, 2001 was $13,854.

Note 9.  Related Parties
                The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts, approximately $430,769 remains unpaid at March 31, 2001.

                The two majority shareholders have loaned the Company money for operations. As of March 31, 2001, the balance due to the shareholders is $36,950 and is shown on the balance sheet as notes payable.

Note 10.  Notes Receivable
                In January, 2001, the Company loaned a total of $11,200 to two employees. Both notes have stated interest of 0% for the first 90 days and 5% per year thereafter and both are due within one year.

Note 11.  Commitments and Contingencies
                The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

                Raising Capital:
                The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of March 31, 2001, the company had $63,751 in common stock due to individuals for services rendered.

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

Note 12.  Stock Options

                The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 282,000 shares under the Plan. All options have an eight year term from the exercise date. As of March 31, 2001, 112,000 shares have been exercised. The following summarizes the option activity under the Plan:

                                                 Number of Shares   Option Price
                Outstanding, September 30, 2000       128,000          $  .10
                Granted                               154,000             .10
                Exercised                            (112,000)            .10
                Canceled or expired                      -                 -
                                                      -------          -------
                Outstanding, September 30, 2000       170,000          $  .10
                                                      =======          =======

                The vesting period of the remaining options is as follows:
                     Vested and exercisable                       30,000
                     September 30, 2001                           21,000
                     September 30, 2002                           43,000
                     September 30, 2003                           43,000
                     September 30, 2004                           33,000
                                                                 -------
                                                                 170,000
                                                                 =======

                No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

The Company earned no significant revenues for the period in 2000 or 1999, due to products still being in the development stage. During the quarter ended March 31, 2001, the Company sold a small quantity of peripheral items to several companies for approximately $7,000 compared to $2,222 in miscellaneous revenue in the same period in 2000. The Company has incurred expenses of $222,751 and $191,136 for the three month periods ended March 31, 2001 and 2000, respectively. The major increase in expenses were salaries and depreciation. Salaries increased to $133,365 for the quarter ended March 31, 2001, up from $110,343 during the same quarter in 2000. Depreciation increased to $12,151 from $4,495 due to the purchase of additional equipment during the year. Occupancy expenses and utilities increased approximately $4,600 due to renting additional office space. Total production costs increased to $150,253 for the quarter ended March 31, 2001, up from $144,705 for the same quarter in 2000. Total operating expenses increased from $46,431 for the quarter ended March 31, 2000 to $72,498 for the quarter ended March 31, 2001.

Net losses for the quarters ended March 31, 2001 and 2000 were $216,915 and $189,040, respectively. Loss per share for the quarter was ($.02) in 2001 and 2000. The losses are expected to continue until adequate business income from product sales can be achieved. The Company is attempting to raise working capital using equity investments; however, success in raising the additional capital needed for continued operations has been limited. The Company is unable to begin production and shipment of large quantities of products until additional financing is obtained.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2001

Produce development costs for the six month period were $311,042 in 2001 and $267,333 in 2000.

For the six months ended March 31, 2001, salaries increased to $239,712, up from $184,589 for the same period in 2000. Subcontractors decreased from $20,724 as of March 31, 2000 to $9,651 as of March 31, 2001 due to a shift from using subcontractors to hiring full time employees for product development. Total product development costs increased approximately $43,709.

Likewise, operating expenses also increased slightly in 2001. Total operating expenses were $136,666 for the six months ended March 31, 2001, as compared to $130,441 for the same period in 2000. This increase was due primarily to increased utilities and depreciation. Utilities increased to $10,041, up from $7,480 in 2000. Depreciation increased $15,232 due to the purchase of additional equipment during the year. Marketing and sales expenses decreased $10,932 from 2000 to 2001 due to decreased emphasis on marketing and increased emphasis on product development.

The total net losses for the six months ended March 31, 2001 and 2000 were $442,474 and $394,849, respectively. Net loss per share was ($.04) in the period in 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 2001 was cash in the amount of $13,367. Current liabilities of $919,411 exceeded current assets of $233,926 by ($685,485). The Company is in the process of attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain, because it may not be able to produce and market products.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of May, 2001.

                                        World Wide Video, Inc.

                                        /s/ John G. Perry
                                        --------------------------------
                                        John G. Perry, President