Form 10QSB
period 2001-06-30
WORLD WIDE VIDEO INC
filed 2001-08-17
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
  June 30, 2001                                                 10-86519


                             WORLD WIDE VIDEO, INC.
             (Exact name of registrant as specified in its charter)

        Colorado                                             54-1921580
        --------                                             ----------
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

                                  Yes ___           No   X
                                                       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  12,550,368 Common Shares Issued as of as of June 30, 2001. 70,274 Warrants @ $2.75, expiration date of December 8, 2001.

  121,114 Preferred Shares Issued as of June 30, 2001. 242,228 Warrants @ $6.00, expiration date of August 31, 2001.

Part I: FINANCIAL INFORMATION

                       YOUNG, NICHOLAS, BRANNER & PHILLIPS, LLP
                           CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders
World Wide Video, Inc.
Culpeper, VA

We have compiled the accompanying balance sheets of World Wide Video, Inc. as of June 30, 2001 and the related statements of operations for the three months and nine months ended June 30, 2001 and 2000 and from the date of inception (July 16, 1997) through June 30, 2001, the statement of stockholders equity from the date of inception (July 16, 1997) through June 30, 2001 and the statement of cash flows for the nine months ended June 30, 2001 and 2000 and from the date of inception (July 16, 1997) through June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements of World Wide Video, Inc. as of September 30, 2000 were audited by other auditors whose report dated November 30, 2000 expressed an unqualified opinion on those statements.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Young, Nicholas, Branner & Phillips, LLP

July 7, 2001

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2001 and September 30, 2000
                             (Stated in US Dollars)



                                                      June 30,    September 30,
                                                        2001           2000

                     ASSETS

CURRENT ASSETS
   Cash in banks                                        $  23,737     $  18,644
   Cash on hand                                               199           -
   Notes receivable                                        11,200           -
   Accounts receivable                                     20,739        25,648
   Inventory                                              182,532       180,143
   Prepaid expenses                                        15,716        18,108
   Deferred offering costs                                  3,000         3,000
                                                        ---------     ---------
          Total current assets                          $ 257,123     $ 245,543
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $ 103,385     $ 118,168
   Furniture and fixtures                                  14,006            -
   Leasehold improvements                                   1,751            -
   Software                                                16,408        16,408
                                                        ---------     ---------
                                                        $ 135,550     $ 134,576
   Less accumulated depreciation                           41,178        22,901
                                                        ---------     ---------
                                                        $  94,372     $ 111,675
                                                        ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                                    $  41,250     $  58,125
   Artwork                                                  2,445            -
   Deposits                                                 1,150         1,150
                                                        ---------     ---------
                                                        $  44,845     $  59,275
                                                        ---------     ---------
                                                        $ 396,340     $ 416,493
                                                        =========     =========

                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2001 and September 30, 2000
                             (Stated in US Dollars)



                                                       June 30,    September 30,
                                                        2001           2000
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                    $  222,737     $ 132,556
   Accrued salaries - officers                            483,154       328,000
   Accrued salaries - employees                           71,758         9,207
   Deferred revenue                                           -          67,500
   Preferred dividends payable                             47,628        15,320
   Accrued stock                                           63,751           -
   Notes payable - officers                                42,186           -
                                                        ---------     ---------
      Total current liabilities                        $  931,214     $ 552,583
                                                        ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 12,550,368 and 11,151,368 issued
       and outstanding, respectively                   $    1,255    $    1,115
Preferred stock, $.01 par value, 10,000,000
        shares authorized, 121,114 issued and
        outstanding                                         1,211         1,211
Additional paid in capital                              2,406,816     2,238,694
Deficit accumulated during the development stage       (2,944,156)   (2,377,110)
                                                       ----------    ----------
                                                       $ (534,874)   $ (136,090)
                                                       ----------    ----------
                                                       $  396,340    $  416,493
                                                       ==========     =========




                       See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                          For the Three Months and Nine
                       Months ended June 30, 2001 and 2000
                             and from July 16, 1997
                      (Date of Inception) to June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                      Cumulative from
                               Three months         Nine Months        July 16, 1997
                                  ended                ended        (Date of Inception)
                                 June 30,             June 30,           to June 30,
                             2001        2000     2001       2000           2001
                             ----        ----     ----       ----           ----

SALES                     $  23,009     $    --  $ 23,009   $     --    $   23,009
COST OF GOOD SOLD             3,500          --     3,500         --         3,500
                          ---------    --------  -------     --------   ----------
     Gross profit         $  19,509     $    --  $ 19,509   $     --    $   19,509
                          ---------    --------  --------    --------   ----------
PRODUCT DEVELOPMENT COSTS
   Salaries               $  84,980   $103,682  $ 324,692   $ 288,271  $   874,748
   Subcontractors             7,265    109,797     16,916     130,522      798,998
   Other development costs    9,819     41,493     71,498     103,513      469,027
                          ---------   ---------  ---------   --------   ----------
                          $ 102,064   $254,972  $ 413,106   $ 522,306  $ 2,142,773
                          ---------   ---------  ---------   --------   ----------

 OPERATING EXPENSES
   Office                 $   2,328    $11,239  $  10,484   $  22,684  $   152,066
   Marketing and sales        6,130     12,035     18,909      35,745      164,519
   Legal and
      professional           11,695     11,179     55,843      67,652      177,858
   Occupancy                 11,829     14,538     27,067      31,430       87,205
   Utilities and
      telephone               4,327      5,691     14,369      13,171       49,685
   Depreciation              12,032     10,490     36,254      19,480       88,530
   Insurance                  9,123     10,229     22,341      11,678       39,828
   Other                     17,636     26,401     26,500      30,405       83,286
                          ---------   --------   ---------   --------   ----------
                          $  75,100   $101,802  $ 211,767   $ 232,245  $   842,977
                          ---------   --------   ---------   --------   ----------

       Operating loss     $(157,655) $(356,774) $(605,364)  $(754,551) $(2,966,241)

OTHER INCOME                  67,500       --       74,448      3,051       85,221

FINANCIAL INCOME AND EXPENSE
   Interest income              --         --          --         --            10
   Interest expense          ( 2,107)       (42)    (3,349)      (168)      (3,349)
                            ---------  ---------  ---------  ---------   ----------

                           $ (92,262) $(356,816) $(534,265)$ (751,668) $(2,884,359)
LOSS ON DISPOSAL OF
   EQUIPMENT                                          (472)                   (472)
                            ---------  ---------  ---------  ---------   ----------
NET LOSS                   $ (92,262) $(356,816)$(534,737) $(751,668) $(2,884,831)
                            =========  =========  =========  =========  ===========

                       See Notes to Financial Statements




                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                          For the Three Months and Nine
                       Months ended June 30, 2001 and 2000
                             and from July 16, 1997
                      (Date of Inception) to June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)                    ... Continued


Net loss per share        $    (.01) $    (.03)  $    (.05)$    (.07) $      (.26)
                          ========== ==========  ========== ========= ===========
Weighted average number
of common shares
outstanding              11,885,533  11,011,368  11,439,153 11,011,368  11,439,153
                         =========== ==========  ========== ==========  ==========



                       See Notes to Financial Statements



                                                        WORLD WIDE VIDEO, INC.
                                                     (A Development Stage Company)

                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                               For the Period July 16, 1997, Inception,
                                                           to June 30, 2001
                                                        (Stated in US Dollars)
                                                              (Unaudited)

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



                       See Notes to Financial Statements



                                                        WORLD WIDE VIDEO, INC.
                                                     (A Development Stage Company)

                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                               For the Period July 16, 1997, Inception,
                                                           to June 30, 2001
                                                        (Stated in US Dollars)
                                                              (Unaudited)

                                                                                  Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                    Shares       Amount       Par     Capital        Stage       Total
                                    ------       ------    -------       -----       -----      -------
Sale of common stock                140,000          14         --     314,982          --      314,996

Sale of preferred stock                 --          --         918     550,092          --      551,010

Dividends converted to stock            --          --          58      34,579          --       34,637

Dividend, cumulative preferred shares   --          --          --         --       (25,996)    (25,996)

Net loss, year ended September 30,
  2000                                  --          --        --           --      (960,881)   (960,881)
                                  ----------      ------    ------    ---------   ---------  ----------
Balance, September 30, 2000       11,151,368      $1,115    $1,211   $2,238,694 $(2,377,110) $( 136,090)

Sale of common stock               1,287,000         129      --        156,933         --      157,062

Employee stock options exercised     112,000          11      --         11,189         --       11,200

Dividend, cumulative preferred shares   --          --        --           --       (32,309)    (32,309)

Net loss, nine months ended June 30,
    2001                                --          --        --           --      (534,737)   (534,737)
                                  ----------      ------    ------    ---------   ---------  ----------
                                  12,550,368      $1,255    $1,211   $2,406,816  $(2,944,156) $(534,874)
                                  ==========      ======    ======    =========   ==========  ==========




                        See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                       For the Nine Months Ended June 30,
                    2001 and 1999 and July 16, 1997 (Date of
                           Inception) to June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                               Nine months ended          Inception)
                                            June 30,      June 30,        to June 30,
                                             2001           2000             2001
                                             ----           ----         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(534,737)   $(751,668)    $ (2,884,831)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization         36,254       19,480           88,530
         Loss on disposal of assets               472           --              472
         Change in assets and liabilities:
            Accounts receivable                 4,909          657          (20,739)
            Inventory                          (2,389)     ( 4,500)        (182,532)
            Prepaid expenses                    2,392       69,651          (15,716)
            Deposits                              --            --           (1,150)
            Deferred charges                      --            --           (3,000)
            Loans to shareholders                 --        (8,693)             --
            Accounts payable                   90,181       (3,792)         222,737
            Salaries payable-officers         145,947      156,605          483,154
            Salaries payable-employees         71,758           --           71,758
            Deferred revenue                  (67,500)      (7,500)             --
            Accrued stock                      63,751       69,250           63,751
                                             ---------    ---------     -----------
              Net cash used in operating
                activities                  $(188,962)   $(460,510)   $  (2,177,566)
                                            ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 4,994)   $ (60,038)   $   (137,124)
       Purchase of licenses                        --      (37,500)        (87,500)
       Purchase of artwork                         --      ( 2,445)        ( 2,445)
       Notes receivable                       (11,200)         --          (11,200)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ (16,194)   $ (99,983)   $   (238,269)
                                             ---------    --------    ------------

                       See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                For the Nine Months Ended June 30, 2001 and 1999
             and July 16, 1997 (Date of Inception) to June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Nine months ended          Inception)
                                            June 30,      June 30,        to June 30,
                                             2001           2000             2001
                                             ----           ----         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of
         common stock                       $ 168,262    $ 215,000    $  1,682,610
       Proceeds from issuance of
         preferred stock                          --       489,373         726,684
       Dividends paid                             --       (11,058)        (11,709)
       Proceeds from notes payable             42,186                       42,186
                                             ---------    ---------    -----------
               Net cash provided by
                 activities                 $ 210,448    $ 693,315    $  2,439,771
                                             ---------    --------    ------------

       Net increase (decrease) in cash      $    5,292   $ 132,822    $     23,936

CASH
      Beginning                                 18,644      18,788             --
                                             ---------    ---------    -----------

      Ending                                $   23,936   $ 151,610    $     23,936
                                             =========    ========    ============



                       See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

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

    Note 2.   Nature and Continuance of Operations

                World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $2,944,156 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At June 30, 2001, the Company had sold 12,550,368 shares of common stock at prices ranging from $.05 to $2.75 per common share.

                After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of June 30, 2001, the Company had sold 121,114 shares of preferred stock at $6.00 per share.

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

                      The following table sets forth the computation of basic and diluted loss per share:

                                                       Three Months        Nine Months
                                                          Ended               Ended
                                                      June 30, 2001       June 30, 2001
                                                      -------------       -------------

                   Numerator:
                       Net loss plus preferred
                         dividends                       $(103,132)        $(567,046)
                   Denominator
                       Weighted average shares
                       outstanding                      11,885,533        11,439,153
                   Basic and diluted EPS                 $    (.01)        $    (.05)


                Fair Value of Financial Instruments
                       The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended June 30, 2001.

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

Note 4.  Prepaid Expenses
                Prepaid expenses as of June 30, 2001 consist of the following:

                    Prepaid inventory                              $12,450
                    Commissions                                      3,156
                    Insurance                                          110
                                                                   -------
                                                                   $15,716
                                                                   =======

Note 5.  Other Assets
                The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at June 30, 2001 was $16,250.

                In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of June 30, 2001, the net carrying value of the license was $25,000.

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

                In April 1998, the Company commenced a private offering of 315,250 common shares at $2.75 per share. After deducting costs of $94,574, the Company realized proceeds of $798,070. The offering was concluded on April 6, 1999. In connection with this offering, 70,274 warrants entitling the holder to purchase one share of common stock at $2.75 were issued with the sale of the last 70,274 shares. Those warrants must be exercised by December 8, 2001.

                In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. Each unit included one share of cumulative preferred stock and 2 warrants entitling the holder to purchase a share of cumulative preferred stock at $6.00 per share. The preferred stock earns a dividend at the rate of 6% per annum, payable semi-annually. At the close of the private offering, each cumulative preferred share is convertible into 2 shares of common stock for a two-year period ending September, 2001. The Board, at its discretion, can redeem all preferred shares in exchange for three shares of common stock for each share of preferred stock.

                During the year, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                In April, 2000, the Board of Directors of World Wide video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $13,019,400 to an outside investor, via a private placement. As of June 30, 2001, 162,000 common shares at $2.25 per share have been issued under this agreement. The outside investor is in default on the agreement and the Company believes it is unlikely that additional funds will be received in the near future.

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

Note 8.  Operating Lease
                The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of one year expiring April 30, 2001, monthly rent is $1,100. Rent expense as of June 30, 2001 was $24,802.

Note 9.  Related Parties
                The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts, approximately $483,154 remains unpaid at June 30, 2001.

                The two majority shareholders have loaned the Company money for operations. As of June 30, 2001, the balance due to the shareholders is $42,186 and is shown on the balance sheet as notes payable.

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

                Raising Capital:
                The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of June 30, 2001, the company had $63,751 in common stock due to individuals for services rendered.

                Product Development:
                The Company entered into an agreement with Analog Devices, Inc. for design and development of two videotape chipsets. The agreement included non-refundable commitment fees of $250,000 for each chipset design, development and transfer. The contract was canceled by mutual agreement, releasing both parties from any further obligation.

                Under an agreement to develop certain products, the Company had deferred revenue of $50,000 pending achievement of contract milestones. The Company has agreed to cancel the contract "as is", since the other company was initially in default and then subsequently went out of business. During the quarter ended June 30, 2001, the Company recognized the $50,000 as other income.

                The Company also had deferred revenue of $17,500 resulting from nonrecurring engineering payments received in connection with product development contracts. This contract was also terminated by mutual agreement on an "as is" basis and the Company recognized $17,500 as other revenue in the quarter ended June 30, 2001.

Note 12.  Stock Options

                The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 282,000 shares under the Plan. All options have an eight year term from the exercise date. As of June 30, 2001, 112,000 shares have been exercised. The following summarizes the option activity under the Plan:


                                                   Number of Shares      Option Price
                Outstanding, September 30, 2000         128,000             $  .10
                Granted                                 154,000                .10
                Exercised                              (112,000)               .10
                Canceled or expired                        -                    -
                                                        -------             -------
                Outstanding, June 30, 2001              170,000             $  .10
                                                        =======             =======


                The vesting period of the remaining options is as follows:
                     Vested and exercisable                       30,000
                     September 30, 2001                           21,000
                     September 30, 2002                           43,000
                     September 30, 2003                           43,000
                     September 30, 2004                           33,000
                                                                 -------
                                                                 170,000
                                                                 =======

                No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of June 30, 2001.

Note 13.  Stock

                The Company owns 250,000 shares of Datapower, Inc. stock that was received in exchange for certain marketing rights. Since Datapower, Inc. is a start-up company, no value has been assigned to the stock as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                During the quarter ended June 30, 2001, the Company began shipping small quantities of products. Sales for the quarter were $23,009, as compared to $0 for the same quarter in the prior year. The Company has completed development of certain products and is seeking working capital to enable it to begin production. The Company has incurred expenses of $180,664 and $356,774 for the three month periods ended June 30, 2001 and 2000, respectively. Expenses decreased due to the lack of working capital needed for operations. Product development costs decreased by $152,908 from June 30, 2000 to June 30, 2001, primarily due to a decrease in employees and subcontractors. Operating expenses decreased $26,702 due to a cut back in spending while the Company seeks capital to begin production.

                Net losses for the quarters ended June 30, 2001 and 2000 were $92,262 and $356,816, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. The Company is attempting to raise working capital using equity investments; however, success in raising the additional capital needed for continued operations has been limited. The Company is unable to begin production and shipment of large quantities of products until additional financing is obtained.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2001

                For the nine months ended June 30, 2001, salaries increased to $324,692, up from $288,271 for the same period in 2000. Subcontractors decreased from $130,522 as of June 30, 2000 to $16,916 as of June 30, 2001 due to a shift from using subcontractors to hiring full time employees for product development. Total product development costs decreased approximately $109,200.

                Likewise, operating expenses also decreased in 2001. Total operating expenses were $211,767 for the nine months ended June 30, 2001, as compared to $232,245 for the same period in 2000. This decrease was due primarily to cut backs in spending while the Company seeks capital.

                The total net losses for the nine months ended June 30, 2001 and 2000 were $534,737 and $751,668, respectively.


LIQUIDITY AND CAPITAL RESOURCES

                Working capital as of June 30, 2001 was cash in the amount of $23,936. The Company is in the process of attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
-------     ---------------------------------------------------

            None

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------------------------------------

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
-------     ---------------------------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-------     ---------------------------------------------------

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     ---------------------------------------------------

            (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None

            (b) Reports on Form 8-K filed during the three months ended Septem-ber 30, 2000. (incorporated by reference):

                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 17th day of August 31, 2001.


                                    World Wide Video, Inc.


                                    By: /s/ John G. Perry
                                        --------------------------------
                                        John G. Perry, President