Form 10-K
period 2001-09-30
WORLD WIDE VIDEO INC
filed 2002-01-14
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K


                                   (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001.

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


                                 (540) 727-8010
               Registrant's telephone number, including area code:


        Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on which
to be so registered                               each class is to be registered

    None                                                 None


Securities registered pursuant to Section 12(g) of the Act:
   Title of class
                  Common 100,000,000 Shares of Common Stock, Par Value $.0001 Per Share, 17,590,761 outstanding as of September 30, 2001

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.       Description of Business                                          1

Item 2.
Properties                                                                    11

Item 3.       Legal Proceedings                                               11

Item 4.       Submission of Matters to a Vote of Security Holders             11

PART II

Item 5.       Market For the Registrants Common Stock and
              Related Stockholder Matters                                     11

Item 6.       Selected Financial Data                                         12

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results Operations                                          13

Item 8.       Financial Statements and Supplementary Data                     14

Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        29

PART III

Item 10.      Directors and Executive Officers of the Registrant              29

Item 11.      Executive Compensation                                          29

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management
                                                                              30

Item 13.      Certain Relationships and Related Transactions                  32

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              From 10-K                                                       32


SIGNATURES                                                                    33

CONSENT OF
ACCOUNTANT                                                                    34

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

World Wide Video, Inc. (the "Issuer" or "Company" or "WWV") was organized under the laws of the Commonwealth of Virginia on July 16, 1997. There was minimal activity in fiscal 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company designs and manufactures technology products for the video communication market. The primary focus is the security, surveillance, and medical monitoring products based on unique video compression technology. WWV is a development stage company designing and developing custom ultra high speed and low cost hardware. The initial product has been based on the International Telecommunication Union (ITU) Standard, H.324, and will perform over normal telephone lines. This technology allows for bi-directional audio, video, and data over normal analog phone lines. Future products will support
H.320 (for ISDN, ATM, ADSL, Satellites) and H.323 (for ETHERNET and INTERNET). The key portion of the Company's technology is being built around a series of new CoDec (audio/video Compression/Decompression) technology. The Company's technology is based on new and emerging custom chips, video compression algorithms, and support technologies. The Company's technology is designed to produce faster, smaller, and better performing video communication products at a lower cost than is currently available in the market place. In addition, WwV has video storage compression systems that will monitor locally and in unattended mode for a month or more. Furthermore, the company's technology and products will be tailored (customized) to meet specific client applications and market niches.

In anticipation of market introduction, the founders have developed several versions of prototype products, written proprietary enabling software/firmware, presented the products to large potential customers, developed an INTERNET WEB Site (www.wwv-usa.com) and identified potential strategic partners/distributors in the United States and other parts of the world.

Several delays have occurred in World Wide Video's planned production schedule due to lateness of key components (newly developed hardware chips, circuitry and firmware) from large chip manufacturers and the deletion of some of the existing chips. By Spring 2001, World Wide Video had produced a limited number of centurions, DVB's, and AVM's. These units were either sold or loaned for evaluation units to potential customers, and used by World Wide Video for demonstration purposes. As of September 30, 2001 the Company had minimal income. The Company has numerous clients interested in its products. Marketing channels will include distributors in the USA, Canada, South Africa, Australia, New Zealand, Malaysia, Singapore, Europe, Asia, and South America. In addition, the Company plans to launch an E-COMMERCE sales effort to directly sell some of its products to customers online.

World Wide Video products have been delivered to the following:

         South Africa
         Canada
         Denmark
         Germany
         England
         Malaysia
         Italy
         Several locations within the United States

During the year, WWV has attended several trade shows and also has given numerous private demonstrations. World Wide Video, Inc. has been successful receiving visibility through media outlets and press releases this year.

The Company Business

Substantially all of the Company's operations have been in connection with the establishing a series of products based on video compression to penetrate the selected market areas. Those operations were restricted to design of products and development of prototypes for custom designed contracts. Most of that time was spent focusing on the design and development of new video communication products for market introduction. Several delays have occurred due to technical issues and the inability for the company to raise sufficient financial resources. Hopefully, it appears that these issues can be resolved and production can occur in Spring 2002.

The Company's products deliver high-speed audio, video and data information over the plain old telephone system (POTS) lines. The market potential for video communications includes every desktop computer, home computer and every business that needs to communicate, especially as video systems become more and more affordable. Multimedia Research Group forecasts that the videophone and video conferencing markets will total over $15 billion within the next five years, as the video technology becomes more common place. The Company's technology is designed to provide video telephony for the individual user (home), small to large businesses, the security/surveillance, and tele-medicine markets. WWV expects the market growth of these systems to be similar to that of the modem. At first modems were only used by highly paid business people who traveled extensively and needed to connect to their office computer while they were away. Now most computer users use modems to hook to the "Internet," to access electronic bulletin boards and to conduct research. Modems have become standard equipment for most computers, and video may also become standard equipment.

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

The Centurion product family provides the first complete integrated system allowing data, audio and video surveillance from remote locations. Centurion is a small self-contained hardware module that does not require a PC. At 6.25"W x 10"L x 1.75"H and 5 watts of power, it is the smallest compression/decompression (codec) available to OEM designers and end-users. The Centurion product family supports the International Telecommunication Union (ITU) H.324 standard for low bandwidth video over normal (analog) telephone lines.

The Centurion provides one-way video transmission for low cost surveillance applications. The Centurion is designed to be compatible with future hardware and software releases from WWV. Other Centurion family products, in the development stage, will support the ITU standards such as H.320 (for ISDN, ATM, T.1) and H.323 (for Internet and Ethernet). A high performance PCI computer card will support all three ITU standards. A proprietary "Time Critical Quantification" runtime and still video compression algorithm will be added to provide superior performance using either analog or digital telephone lines.

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

Product Name: Home MD(TM)
Target Markets: Remote Audio/Video/Data Tele-Medicine, Home Care Medical Monitoring, Doctor and Nursing Facilities, Private Care

The Home Medical Display (HOME MD(TM)) system is designed to be placed in a home environment. The Home MD has been crafted as a very low cost and easily installable Home Medical Displaying system. The Home MD is a TV monitor with tuner that includes medical equipment interfaces that connect to WWV's Remote Audio/Video (RAV(TM)) technology. The medical interface accepts any FDA approved and physician selected medical monitor that supports collected data transfer. This permits a homebound patient to have meaningful medical care review over normal telephone lines with a health care provider. Both the patient and the health care provider have simultaneous audio and video connections using the TV and real-time data transfer of the collected medical information. The system uses the H.324 Standards for audio and video transmission over analog phone circuits.

Product Name: DVB(TM)
Target Markets: Digital Video Bank , Security and Surveillance

The Digital Video Bank (DVB(TM)) combines the newest technologies to provide the latest in audio-video storage, video quality, and a frame rate (images per second) that exceed other alternatives such as a time lapse VCR. Say goodbye to changing and archiving tapes, poor image quality, and the need to have a separate system for searching recorded video. Under normal operating conditions of twenty-four hours and 7.5 frames per second, the DVB will store a minimum of thirty days of high-quality compressed video and audio at a resolution of 320 x 240 pixels. At the end of this period, the DVB will begin overwriting the oldest stored video. This overwriting loop continues indefinitely. The DVB measures 2.75" x 7.3" x 12.8".

Product Name: RAV(TM)  PCI
Target Markets: Video Communication (computer based) over POTS

The RAV(TM) PCI board is a low cost; high quality alternative to dedicated video conferencing systems. It can be used for commercial applications as diverse as desktop video conferencing and tele-medicine to consumer personal use. The RAV(TM) PCI is a standard half sized board that plugs into a PCI bus slot in a personal computer (PC). It can be utilized for both consumer and business video communications. It comes with software that is loaded into the PC and has a simple user interface. The RAV(TM) PCI installed in a workstation can make industry standard H.324 videophone calls to any computer already using Intel's

ProShare software. The RAV(TM) PCI will also support white boarding, file transfers and application sharing using the T.120 standard.

Industry Overview

The hottest general growth area is in computer and communication systems (perhaps as high as $100 billion over the next 5 years). Video communication is one of the largest markets within those general areas. The Company's products will address all of the major communication media like INTERNET, POTS, ETHERNET, Satellite, ADSL, ISDN, ATM, Cellular, and etc. Areas like security, medical monitoring, distance learning and video conferencing are all high growth potential. This means that the Company is poised for a potential unbridled growth pattern.

There has been a note worthy positive impact on the security and surveillance market since the unfortunate terrorist attacks on the World Trade Center and Pentagon in September of 2001. WWV has received calls from customers indicating their desire and availability of funds to purchase and evaluate WWV's products. WWV is working with other groups to provide a low cost solution to crime and drug problems in rural areas. One customer is partnering with WWV to provide "cop cams" in police vehicles to monitor all events in and around an officer's vehicle. The United States Border Patrol has purchased WWV's DVB for monitoring the southern borders of our country.

Just for video conferencing, Frost & Sullivan of New York estimates that the video conferencing market is worth $250 million and the video telephone market alone is worth $210 million. Alternately, the market research firm, Multi-Media Research Group forecasts that both markets will total over $15 billion within the next five years, as the video communication technology becomes more commonplace. Frost and Sullivan reports that the video conferencing system market is growing at a relatively fast pace. Four critical trends are allowing vendors to meet the needs of the customer, and these same factors will continue to drive the industry:

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

Sales and Marketing

The Company has key personnel and experienced manufacturer representatives focused on its sales, marketing and customer service efforts worldwide. Company's sales and marketing plan is to concentrate on:

    1.  Medium and Large OEM, Value Added Resellers, and Systems Integrators.
    2.  Medium and large clients for customized products.
    3.  National and International Distributors.
    4.  E-Commerce for standard products that can be sold directly to end users.

The Company plans to have distributors in the United States, Europe, Malaysia, Asia, Canada, Australia, New Zealand, and Africa.

Products, Services, Markets, Methods of Distribution and Revenues. Digital electronic products, based on audio/video compression, are presently the principal products to be produced by the company. The Company has commenced shipping limited production and some prototype products. The first production units were shipped in Spring of 2001. The security, surveillance, and medical markets appear very strong and growing. Based on the initial product shipments, enhancements and customization are under way. The new enhanced products should ship in spring of 2002. These products will be more marketable and provide better profit margins than those shipped this year.

Marketing and Advertising. WWV attended several trade shows along with holding private showings and demonstrations to potential new customers. WWV was the focus of several media articles including USA Today, Airport Magazine, Barrons, World Investor link, Wall Street Reporter and CEO Cast. Currently, marketing is by trade shows, word of mouth and by Internet web page. A series of Press Releases are planned in conjunction with various product launches in Spring of 2002.

Clients. The Company has shipped a limited number of production products and some prototypes of others during this year. WWV is in the process of enhancing the products to make them more maketable and profitable. Some products have been sold and others have been used for evaluation purposes by potential customers and for marketing purposes. WWV is in discussion with several clients (see list below) for custom products. Some of these companies have spoken with WWV about the potential for several hundred to several thousand units over the next couple of years. There are also several more clients that have expressed serious interest in additional custom products. In addition to the custom contracts, the Company has a list of over 100 potential clients that have either issued a purchase order, a no cost evaluation purchase order or have expressed serious interest in the Company's standard products. The potential Client list includes:

Custom Products:

     1. Advance Medtronix, Inc.
     2. Taxi Cab Fleet
     3. Foreign Governments
     4. Template Health Systems
     5. SEMCO
     6. SDS
     7. International Medical Distributor
     8. Security Contractor in Washington D.C.

Standard Products:

     1. DataPower USA, Inc.
     2. United States Border Patrol
     3. Sewam
     4. ABM IT
     5. FBI
     6. US Department of State
     7. NR PTY LIMITED, Australia
     8. C & P Video
     9. RMASA
    10. Access Family TV

    11. US Army
    12. NRL
    13. Trivett's Family Furniture

All potential sales, including Purchase Orders, Contract(s), No Cost POs and Letters of Intent, are contingent upon the performance, availability and acceptance of the prototype units. There is the possibility that the customer no longer has the requirement for these types of products. Another issue could be the customer's ability to pay for the production product. The company has had several delays in completing the production units. As of September 30, 2001, it appears that the technical problems have been overcome and production units should be shipped in the Spring of 2002. The Company has complete arrangements to manufacture the production units subject to additional working capital requirements. In the opinion of management, there are no technical problems to produce and satisfy the potential backlog of orders. Additional Working Capital may be needed.

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

WWV recognizes that the competition in this industry is intense. There are only two H.324 hardware based codec manufacturers. Both have focused on the consumer video conferencing market. The POTS industry players are 8x8, Inc. (see below for more details) and to a lessor degree C-Phone, Inc. They have directed their marketing efforts toward the home video phone environment. The home-based conferencing market competes mainly on price. WWV has identified that video communication is most valuable to businesses, not home users.

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

8x8, Inc. (formerly IIT) is the main competitor to WWV. 8x8 has been in the business of selling video compression chips for about ten years. About four years ago, they were producing a consumer POTS Set-Top-Box, which is a H.324 codec with a built-in camera to be used with a standard TV for video display and audio. The 8x8 and C-Phone frame rate is slow (according to their advertising -theoretical maximum is 15 SQCIF frames per second) and the minimum bandwidth is
19.2 Kbps. WWV's Centurion? product is about 1/4 the physical size and requires about 1/4 the power. The Centurion? frame rate is better (theoretical maximum is 20 SQCIF frames per second) and the minimum bandwidth required is 9.6 Kbps. About a year ago 8x8 starting developing POTS based security products using the same chip designs. They have not made much progress again for the same reasons. Recent 8x8 announcements indicate that they may be leaving the consumer POTS area and that now 8x8 is concentrating on industrial/commercial markets.

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

Based on the analysis of funds available and funds required to complete the initial production of product and associated production costs, research and development, the Company decided to raise the additional required working capital by a Regulation D Rule 506 offering of Class A preferred stock. In June 1999, WWV started the preferred offering, which closed on August 31, 2000. The company sold 121,114 shares of preferred stock. The preferred offering consisted of selling a unit for $6. A unit includes one preferred share and 2 preferred warrants. The preferred warrants expired on September 30, 2001. There is a dividend of 6% per year payable every 6 months. At the close of the preferred offering, WWV provided the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share.

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

Government Regulation

Compliance with Environmental Laws and Regulations

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

Employees

As of September 30, 2001, the Company had four full time employees. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

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

In July 1999, the Company filed a F-10SB with the SEC. In July 1999, the Company started a Preferred Stock Offering, at $6 per unit, via Regulation D, Rule 506, with the goal of raising $900,000. A unit includes one preferred share and 2 preferred warrants. The preferred warrants expired September 30, 2001. There is a dividend of 6% per year payable every 6 months. The offering was closed on August 31, 2000. At this time, WWV provided preferred shareholders the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share. The Company raised a total of approximately $727,000 through its offering of preferred stock.

In April, 2000 the Board of Directors of World Wide Video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of September 30, 2001, 326,400 common shares, at $2.25 per share, have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the outside investor.

During 2001 the Company raised $246,700 thru a private offering sale of 3,592,500 shares of common stock. During fiscal 2001 and 2000, the Company entered into several agreements in which shares were exchanged for services. Stock issued was valued at the current sales price of common stock.

The Company was approved for trading by NASD in November, 2000 for the Over the Counter Bulletin Board (OTC BB).

ITEM 2. PROPERTIES

Substantially all offices of the Company are located in leased premises.

The Company's principal office is located at 102A North Main Street, Culpeper, Virginia, 22701. The Company leases the office space under three separate leases. All three leases are month to month leases with a combined rent of approximately $3,100 plus utilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

NASD approved the Company for trading of WWV's common stock in November 2000 for the Over the Counter Bulletin Board (OTCBB). On January 18, 2001 WWV started trading on the OTCBB with the ticker symbol "WWVD".

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:


 Quarter                                                          High                    Low
 -------                                                          ----                    ---

First Quarter (October 1, 2000 through December 31, 2000)      Not Traded          Not Traded
Second Quarter (January 1, 2001 through March 31, 2001)            $ 0.75              $ 0.06
Third Quarter (April 1, 2001 through June 30, 2001)                $ 0.29              $ 0.12
Fourth Quarter (July 1, 2001 through September 30, 2001)           $ 0.70              $ 0.16

As of September 30, 2001, there were 17,590,761 Common shares outstanding and 100,000,000 authorized. There were 70,724 Common warrants @ $2.75 with an expiration date of 12/5/01.

As of September 30, 2001, there were 121,114 Preferred shares issued with 10,000,000 Preferred shares authorized. Preferred shares are not publicly traded. Dividends are being accrued at the rate of 6%. There were no Preferred warrants.

On September 28, 2001, the last reported close price of the Common Stock as reported by the NASD's OTCBB was $ 0.50. As of September 30, 2001, there were 81 holders of record of Common Stock. There are no dividends being paid for Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                               Year ended September 30,
                                                       2001            2000            1999
                                                 --------------   --------------   -------------
Statement of Operations Data:
Operating revenues                                  $         -       $        -    $          -
Product development costs                               508,659          586,009         769,728
General and administrative expenses                     362,146          377,781         156,283
Total costs and expenses                                870,805          963,790         926,011
Other income                                             87,610            2,909           5,124
Net loss before income taxes                           (783,195)        (960,881)       (920,887)
Income taxes                                                  -                -               -
Net loss                                               (783,195)        (960,881)       (920,887)
Net loss per common share                                  (.06)            (.09)           (.09)
Weighted average number of common and
  common equivalent shares outstanding               13,349,911       11,081,362      10,558,840


Balance Sheet Data:
Current assets                                      $   437,147       $  245,543      $  235,532
Current liabilities                                     824,009          552,583         347,393
Total assets                                            564,493          416,493         297,537
Long-term liabilities                                         -                                -                   -
Total stockholders' equity (deficit)                   (259,516)        (136,090)        (49,856)
Dividends per common share                                    -                -                -

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

Overview

WWV is a development stage company designing and developing custom ultra high speed and low cost hardware for the video communication market. As of September 30, 2001 the Company had minimal income. As a result of the ongoing product development, the Company had a net loss of $783,195 for the year ended September 30, 2001. Several delays have occurred in the planned production schedule due to lateness of key components (newly developed hardware chips, circuitry and firmware) from large chip manufacturers and the deletion of some of the existing chips. Now it appears that these component problems will be resolved shortly and production for the first in a series of products is scheduled for Spring of 2002. The Company has not started production of any of its products as of this filing. The Company has clients from around the world interested in its products. The Company has entered into an agreement that will assist it in meeting the demands for its products. Since most of the world's population has virtually no access to the information "superhighway" and is fortunate to have telephone service, the potential international market for WWV's products is immeasurable. Even in the United States, the accessibility of that information age technology has been concentrated in the cities and metropolitan areas where various supporting infrastructures exist. The rural and remote areas must rely heavily, if not exclusively, upon other technological means, such as POTS, to access distant medical or learning centers, etc.


Result of Operations

The year ended September 30, 2001 compared to the year ended September 30, 2000

The Company had no sales for the years ended September 30, 2001 and 2000 due to still being in the development stage. The Company sold some peripheral items as well as some prototype units for testing purposes, resulting in income in the amount of approximately $87,000 for the year ended September 30, 2001. This was an increase of approximately $84,000 from September 30, 2000, due to the Company's progress in product development. The Company expects to begin production for the first in a series of products during Spring 2002.

Product development costs decreased to $508,659 for the year ended September 30, 2001 from $586,009 for the year ended September 30, 2000, a decrease of approximately 13%. The primary cause for this overall decrease was a decrease in subcontractor costs and other miscellaneous development costs. Salaries and related costs increased to $481,537 for the year ended September 30, 2001, from $368,264 for the year ended September 30, 2000. Subcontractor costs decreased to $24,334, from $138,586, representing a decrease of 82%. These changes were due to a shift from the use of subcontractors to employees for product development. Product and development costs represented 58% of total expenses for the year ended September 30, 2001, down from 61% for the previous year.

General and administrative expenses decreased $15,635 to $362,146 for the year ended September 30, 2001. This amount was 42% of total expenses for the year, as compared to 39% for the year ended

September 30, 2000. This decrease was attributable to the decrease in working capital which required the Company reduce overall expenses for the year ended September 30, 2001. Office expenses decreased from $90,223 in 2000 to $68,933 in 2001. Marketing and sales expenses also decreased from $53,803 to $39,995 for the year, which was representative of the Company's effort to focus on completion of the development of its products. Occupancy and utility expenses increased $6,971 to $66,219, a 12% increase, resulting from the expansion of its facilities during the year ended September 30, 2000. Likewise, insurance expense increased $10,493 due to the increase of employees and the addition of facilities in the prior year. Depreciation and amortization expense increased to $48,126 for the year ended September 30, 2001, up from $28,897 the year before. This increase was attributable to recognizing a full year's depreciation on assets placed in service during the year ended September 30, 2000.

The year ended September 30, 2000 compared to the year ended September 30, 1999.

The Company had no sales for the years ended September 30, 2000 and 1999 due to still being in the development stage.

Product development costs decreased to $586,009 for the year ended September 30, 2000 from $769,728 for the year ended September 30, 1999, and decrease of approximately 24%. The primary cause for this overall decrease was a decrease in subcontractor costs and other miscellaneous development costs. Salaries and related costs increased to $368,264 for the year ended September 30, 2000, from $181,791 for the year ended September 30, 1999. Subcontractor costs decreased to $138,586, from $446,628, representing a decrease of 69%. These changes were due to a shift from the use of subcontractors to employees for product development. Product and development costs represented 61% of total expenses for the year ended September 30, 2000, down from 83% for the previous year.

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

Net cash used in operating activities for the years ended September 30, 2001 and 2000 were $221,043 and $737,249, respectively. The decrease in cash used in operating activities in 2001 was primarily due to lack of working capital.

Net cash used in investing activities for the years ended September 30, 2001 and 2000 were $3,419 and $137,542, respectively. The decrease in investing activities was due to the decrease in purchases of property and equipment during the year ended September 30, 2001.

Net cash provided by financing activities for the years ended September 30, 2001 and 2000 were $227,590 and $874,647, respectively. This decrease was due to the decline in the amount of stock sold for cash during the year ended September 30, 2001.

As of September 30, 2001, the Company owed salaries employees in the amount of $63,562. The Company also owed salaries and other amounts to officers in the amount of $543,133 as of September 30, 2001, up from $328,000 as of September 30, 2000. The Company has begun repaying back salaries due to employees during the year ended September 30, 2002, as working capital is obtained.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             WORLD WIDE VIDEO, INC.
                         A Development Stage Enterprise

                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORT
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                    CONTENTS


                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                      17


FINANCIAL STATEMENTS

  Balance Sheets                                                           18-19

  Statements of Operations                                                    20

  Statements of Cash Flows                                                    21

  Statements of Stockholders' Equity                                          22

  Notes To Financial Statements                                            23-28

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders
World Wide Video, Inc.
Culpeper, Virginia

         We have audited the accompanying balance sheets of World Wide Video, Inc., a development stage enterprise as of September 30, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Video, Inc. (a Colorado Corporation) at September 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended September 30, 2001, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.

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


Fairfax, Virginia
January 8, 2002

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


                                                                  2001                   2000
                                                              -----------            -----------

                  ASSETS

Current Assets
   Cash and cash equivalents                                    $  21,772              $  18,644
    Inventories                                                   184,737                180,143
    Prepaid assets and fees                                       211,693                 18,108
    Advances and other receivables                                 15,945                 25,648
    Deferred offering costs                                         3,000                  3,000
                                                              -----------            -----------
                  Total Current Assets                            437,147                245,543
                                                                ---------              ---------

Property and Equipment
    Computer and equipment                                        121,587                118,168
    Software                                                       16,408                 16,408
                                                               ----------             ----------
                  Total Cost                                      137,995                134,576
    Less accumulated depreciation                                 (47,424)               (22,901)
                                                               ----------             ----------
                  Net Property and Equipment                       90,571                111,675
                                                              -----------             ----------

Other Assets
    Technology licenses, net of accumulated amortization           35,625                 58,125
    Deposits                                                        1,150                  1,150
                                                              -----------            -----------
                  Total Other Assets                               36,775                 59,275
                                                               ----------             ----------



Total Assets                                                     $564,493               $416,493
                                                                 ========               ========


The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                                                   2001                  2000
                                                                -----------            -------

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable and accrued expenses                        $   169,684            $   141,763
 Due to officers                                                  543,133                328,000
 Due to employees                                                  63,562                      -
 Preferred dividend payable                                        47,630                 15,320
 Deferred revenue                                                       -                 67,500
                                                                  -------                -------
                  Total Current Liabilities                       824,009                552,583
                                                                  -------                -------

Stockholders' Deficit
  Common stock, par value $0.0001; 100,000,000 shares
   authorized; 17,590,761 issued and outstanding at
   September 30, 2001, and 11,151,368 issued
   and outstanding at September 30, 2000                            1,759                  1,115
  Preferred stock, 6% cumulative, par value $0.01;
   10,000,000 authorized; 121,114 shares,
   issued and outstanding at September 30, 2001
   and 2000                                                         1,211                  1,211
Additional paid-in capital                                      2,930,129              2,238,694
Accumulated deficit during development stage                   (3,192,615)            (2,377,110)
                                                               ----------           ------------
                  Total Stockholders' Deficit                    (259,516)              (136,090)
                                                               ----------           ------------


Total Liabilities and Stockholders' Deficit                   $   564,493           $    416,493
                                                               ==========           ============

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                 2001                  2000                1999
                                                            -------------          -----------         -------------

Sales                                                        $        -             $       -           $        -
                                                             -----------            ----------          -----------

Product Development Costs
    Salaries and benefits                                        481,537               368,264              181,791
    Subcontractors                                                24,334               138,586              446,628
    Other developmental costs                                      2,788                79,159              141,309
                                                            ------------           -----------           ----------
                  Total Product Development Costs                508,659               586,009              769,728
                                                              ----------            ----------           ----------

General and Administrative Expenses
    Office                                                        68,933                90,223               38,971
    Marketing and sales                                           39,995                53,803               32,827
    Professional services                                         73,607                89,378               29,937
    Occupancy                                                     45,488                39,325               14,909
    Depreciation and amortization                                 48,126                28,897               14,765
    Utilities and telephone                                       20,731                19,923               12,403
    Insurance                                                     27,980                17,487                   62
    Other                                                         37,286                38,745               12,409
                                                            ------------         -------------        -------------
                  Total General and Administrative
                      Expenses                                   362,146               377,781              156,283
                                                             -----------          ------------         ------------

                  Total Costs and Expenses                      (870,805)             (963,790)            (926,011)

Other Income                                                      87,610                 2,909                5,124
                                                            ------------        --------------       --------------

Loss before Income Taxes                                        (783,195)             (960,881)            (920,887)

Income Taxes                                                          -                     -                    -
                                                          --------------         -------------       --------------

Net Loss                                                      $ (783,195)           $ (960,881)          $ (920,887)
                                                              ==========            ==========           ==========

Dividends, Preferred Stock                                        47,630                15,320                1,020
                                                           =============         =============        =============

Loss Available to Common Stockholders                         $ (830,825)           $ (976,201)          $ (921,907)
                                                              ==========            ==========           ==========

Basic and Diluted Net Loss Per Share                      $        (0.06)      $        (0.09)      $        (0.09)
                                                          ==============       ==============       ==============

Average Common and Common Equivalent
   Shares Outstanding                                         13,349,911            11,081,362           10,558,840
                                                              ==========            ==========           ==========

The Notes to Financial Statements are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



                                                                   2001                 2000               1999
                                                               ------------        -------------       ------------
Cash Flows from Operating Activities
    Net loss                                                      $(783,195)          $(960,881)          $(920,887)
    Noncash items included in net loss
        Depreciation                                                 24,523              15,772               4,765
        Amortization                                                 22,500              13,125              10,000
        Contributed services                                        432,179                   -             350,310
    Changes in assets and liabilities
        Decrease (Increase) in
           Inventory                                                 (4,594)            (60,853)              3,158
           Advances and other receivables                             9,703             (17,615)             (5,599)
           Prepaid expenses                                        (193,585)             68,013              24,429
        Increase (Decrease) in
            Accounts payable                                         27,921              71,183              47,429
            Preferred dividend payable                               32,310              14,300              -
            Due to officers and employees                           278,695             127,207             148,164
            Deferred revenue                                        (67,500)             (7,500)             25,000
                                                                -----------        ------------        ------------
                  Net Cash Used by Operating
                      Activities                                   (221,043)           (737,249)           (313,231)
                                                                 ----------          ----------          ----------

Cash Flows from Investing Activities
    Purchase of equipment and software                               (3,419)           (100,042)            (13,120)
    Purchase of technology license                                       -              (37,500)             -
    Purchase of other assets                                             -                   -                 (500)
                                                               ------------       -------------      --------------
                  Net Cash Used by Investing Activities              (3,419)           (137,542)            (13,620)
                                                                -----------         -----------        ------------

Cash Flows from Financing Activities
    Proceeds from sales of common stock                             259,900             314,996             163,465
    Deferred offering costs                                          -                   -                   12,850
    Proceeds from sales of preferred stock                           -                  585,647             141,000
    Dividends paid                                                  (32,310)            (20,882)                 -
                                                                ------------       ------------      --------------
                  Net Cash Provided by Financing
                      Activities                                    227,590             879,761             317,315
                                                                 ----------         -----------         -----------

Net Increase in Cash and Cash Equivalents                             3,128               4,970              (9,536)

Cash and Cash Equivalents, beginning of year                         18,644              18,788              28,324
                                                               ------------        ------------         -----------

Cash and Cash Equivalents, end of year                          $    21,772         $    23,758         $    18,788
                                                                ===========         ===========         ===========

Non Cash Financing Activities
    Stock issued for services provided                         $    432,179        $         -          $   350,310
                                                               ============        ============         ===========
    Dividends converted to preferred stock                     $         -         $    34,637          $     1,020
                                                               ============        ============         ===========
    Convertible loan satisfied by issuance of stock            $         -         $         -          $    50,000
                                                               ============        ============         ===========

The Notes to Financial Statements are an integral part of these statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



                                                                          Cumulative                     Additional
                                                               Common      Preferred       Paid in      Accumulated
                                                 Shares         Stock            Par       Capital          Deficit           Totals
                                                 ------        ------      ---------       -------      -----------           ------
Balance, September 30, 1998                    10,443,737    $  1,044       $    -     $   634,558     $   (468,326)     $  167,276
Sale of common stock at $2.75 per share            65,244           7            -         163,458                -         163,465
Loan converted to stock                           250,000          25            -          49,975                -          50,000
Sale of cumulative Preferred stock at $6
    per share                                           -           -          235         140,765                -         141,000
Contributed services                              252,387          25            -         350,285                -         350,310
Dividend, cumulative Preferred shares                   -           -            -              -            (1,020)         (1,020)
Net loss, year ended September 30, 1999                 -           -            -              -          (920,887)       (920,887)
                                              -----------   ---------       -------    -----------     ------------      ----------
Balance, September 30, 1999                    11,011,368       1,101           235      1,339,041       (1,390,233)        (49,856)

Sale of common stock at $2.25 per share           140,000          14             -        314,982                -         314,996
Sale of preferred stock at $6 per share                -            -           918        550,092                -         551,010
Dividends converted to stock                           -            -            58         34,579                -          34,637
Dividend, cumulative preferred shares                  -            -             -              -          (25,996)        (25,996)
Net loss, year ended September 30, 2000                -            -             -              -         (960,881)       (960,881)
                                              -----------     -------       -------    -----------     ------------      ----------
                                               11,151,368       1,115         1,211      2,238,694       (2,377,110)      (136,090)
                                               ----------     -------       -------    -----------     ------------      ----------

Sale of common stock                            3,592,500         359             -        246,341                -         246,700
Stock options exercised                           132,000          13             -         13,187                -          13,200
Contributed services                            2,714,893         272             -        431,907                          432,179
Dividend, cumulative preferred shares                   -           -             -                         (32,310)        (32,310)
Net loss, year ended September 30, 2001                -           -             -              -          (783,195)       (783,195)
                                              -----------     -------       -------    -----------     ------------      ----------
                                               17,590,761      $1,759        $1,211     $2,930,129      $(3,192,615)     $(259,516)
                                              ===========     =======       =======    ===========     ============      ==========

The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

         There were no income taxes or interest paid during the years ended September 30, 2001, 2000, or 1999.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



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

         Depreciation expense for the year ended September 30, 2001 was $24,523 and for the year ended September 30, 2000 was $15,772 and $4,765 for the year ended September 30, 1999.

         Technology Licenses

         The Company capitalizes technology licenses. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight line basis over three - five years.

         Amortization expense for the year ended September 30, 2001 was $22,150 and for the year ended September 30, 2000 was $13,125, and $10,000 for the year ended September 30, 1999.

         Deferred Offering Costs

         Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount of the proceeds credited to additional paid in capital is reduced by the deferred offering costs. Should an offering be unsuccessful, these costs are charged to expense.

         Deferred Revenue

         License revenues are generally recognized upon delivery of the licensed technology provided no significant future obligations exist and collection is probable. Payments for nonrecurring engineering costs are recognized upon acceptance of prototypes by the customer, provided no significant future obligations exist and collection is probable. Other income in 2001 includes forfeited deposits by potential customers.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

         Temporary differences consist of the difference in financial statement and income tax bases for accounting for start up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or noncurrent bases on the classification of the related asset or liability. Deferred tax assets related to losses accumulated during the development stage have been reduced by a corresponding valuation allowance as of September 30, 2001 and 2000.

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

2.  NEED FOR ADDITIONAL CAPITAL

         The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development and bring the products to market. In the past three years the Company has raised capital through a variety of private securities offerings of both preferred and common stock. Management's course of action to raise additional funds will be through similar private offerings or public offerings, which in Management's opinion will provide sufficient capital resources to complete current product development and initial product marketing.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


3.  PREPAID EXPENSES AND FEES

         Included in Prepaid Expenses at September 30 are the following:

                                                                      2001               2000
                                                                    ----------         ---------
 Prepaid salaries                                                     $145,882          $     -
 Prepaid legal fees                                                     48,000                -
 Deposit on inventory purchases                                         12,450           12,450
 Prepaid rent and commissions                                            5,361            5,658
                                                                   -----------        ---------
                                                                      $211,693          $18,108
                                                                   ===========        =========

4.  OTHER ASSETS

         The Company acquired a technology license at a cost of $37,500, from Databeam, Inc., that is being amortized over a period of three years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary software products. The net carrying value of the license at September 30, 2001 was $21,875 and at September 30, 2000 was $34,375.

         The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at September 30, 2001 was $13,750 and at September 30, 2000, the carrying value was $23,750.

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

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

5.   CONTRIBUTED CAPITAL (continued)

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

         In April, 2000 the Board of Directors of World Wide Video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of September 30, 2001, 326,400 common shares, at $2.25 per share, have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the outside investor.

         During 2001 the Company raised $246,700 thru a private offering sale of 3,592,500 shares of common stock. During fiscal 2001 and 2000, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

6.   OPERATING LEASE

         The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent is $2,000. The third lease agreement is for a term of one year expiring April 30, 2002, monthly rent is $1,100. Future minimum lease payments total $7,700 as of September 30, 2001. Rent expense was $42,522, $32,360 and $8,062, respectively, for the years ended September 30, 2001, 2000 and 1999.

8.   RELATED PARTIES

         The two majority stockholders have employment agreements, which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts $509,450 and $320,000 remains unpaid at September 30, 2001 and September 30, 2000, respectively.

                              WORLD WIDE VIDEO, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

9.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into several agreements and contracts in connection with the raising of capital.

         Raising Capital

         The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 5 and 8). Other contracts require compensation in the form of stock.


10.  STOCK OPTIONS

         The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 231,000 shares under the Plan. All options have an eight year term from the exercise date. The following summarizes the option activity under the Plan:


                                                       Number of Shares          Option Price
                                                       ----------------          ------------

 Outstanding, September 30, 1999                                    -                  $   -
 Granted                                                      128,000                    .10
 Exercised                                                          -                      -
 Canceled or expired                                                -                      -
                                                          -----------                 ------
 Outstanding, September 30, 2000                              128,000                    .10
                                                            ---------                   ----
 Granted                                                      139,000                    .10
 Exercised                                                   (132,000)                   .10
 Canceled or expired                                          (36,000)                   .10
                                                           ----------                  -----
 Outstanding, September 30, 2001                               99,000                   $.10
                                                           ==========                   ====

 The vesting period of the remaining options is as follows:

    Vested and exercisable                                                             31,000
    September 30, 2002                                                                 26,000
    September 30, 2003                                                                 26,000
    September 30, 2004                                                                 16,000
                                                                                       ------
                                                                                       99,000

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of September 30, 2001 and 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age                 Position
----                          ---                 --------
John G. Perry                  56                 President, and Director
Frank A. Maas                  57                 Vice President of Engineering,
                                                  Secretary, Treasurer,
                                                  Chairman of the Board and
                                                  Director
Ronald P. Cropper              55                 Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

                     Annual                Long-term          Other
   Name              Compensation          Compensation       Compensation
---------------      -------------         ------------       ------------
John Perry           $120,000              None               Auto Allowance
Frank Maas           $120,000              None               None


There have been no activities in these areas to date:

         Retirement Plans
         Termination Payments
         Stock Options/SAR Grants
         Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan
         Pension Plan

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. There are no other entities that own over 5% of the 17,590,761 outstanding shares of Common Stock as of 9/30/01.

Officers and Directors

Title      Name of                                                                       Amount               Percent
   of      Beneficial                    Nature of                                         of
Class      Owner                         Beneficial Ownership                            Class
-----      ----------                    --------------------                            -----                -------
Common      John G. Perry                Founder, President, & Director               4,465,000                 22.22%
            14327 Smith Road
            Culpeper, Virginia 22701

Common      Frank A. Maas                Founder, Vice President, &                   4,800,000                 23.89%
                                         Chairman of the Board of Directors
            808 Culpeper Avenue
            Fredericksburg, Virginia 22405

Common      Ronald Cropper               Director                                        10,000                   .04%
            POB 797053
            Dallas, Texas  75379


                                                                                      ---------           ------------
Officers and Directors as a group                                                     9,275,000                 46.16%

COMMON WARRANTS (non voting until exercised)

Officers and Directors

None

PREFERRED STOCK (closed 8/31/00, Regulation D Rule 506)

The following sets forth information with respect to the Company's Preferred Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. All other entities that own over 5% of the 121,114 outstanding shares of Preferred Stock as of 9/30/01 are included.

Officers and Directors

Title             Name of                          Title                           Amount                Percent
  of              Beneficial                       Nature of                         of
Class             Owner                            Beneficial Ownership            Class

None
Officers and Directors as a group

Other Entities

Preferred         Joseph Daniel                    Investor                       10,000                   8.26%
                  Box 1148
                  Culpeper, Virginia 22701

Preferred         Lionel Reilly                    Investor                        6,105                   5.04%
                  20620 Corral Road
                  Elkhorn, NE  68022

Preferred         Fred Windhorst                   Investor                       10,201                   8.42%
                  16514 Safforn Circle
                  Omaha, NE  68136

Preferred         John Warner                     Investor                         8,334                   6.88%
                  400 Madison St., Apt. 2201
                  Alexandria, VA  22314

                                                                                  -------                 -------
Other Entries as a group                                                          34,640                  28.60%


PREFERRED WARRANTS (none)

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


January 11, 2001

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

                                  EXHIBIT 23.1

                              CONSENT OF ACCOUNTANT



                         THOMPSON, GREENSPON & CO., P.C.
                          Certified Public Accountants
                             Management Consultants





To the Board of Directors
World Wide Video, Inc.
Culpeper, Virginia

We hereby consent to the use of our report, dated January 11, 2002, in the Form10-KSB of World Wide Video, Inc., as filed with the Securities and Exchange Commission.



                             /s/ Thompson, Greenspon & Co., P.C.


Fairfax, Virginia
December 20, 2002

               --------------------------------------------------



   3930 Walnut Street Fairfax, VA 22030-4790 (703) 385-8888 FAX (703) 385-3940

    E-Mail Address - tgc@tgccpa.com Home Page Address - http://www.tgccpa.com