Form 10QSB
period 2001-12-31
WORLD WIDE VIDEO INC
filed 2002-02-14
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended Commission File Number
                      December 31, 2001          10-86519


                               WORLD WIDE VIDEO, INC.
               (Exact name of registrant as specified in its charter)
             Colorado                                     54-1921580
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

                                         Yes ___No  X_
                                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  22,362,480 Common Shares Issued as of as of December 31, 2001.

154,447 Preferred Shares Issued as of December 31, 2001.
166,665 Preferred Warrants @ $6.00 each, expiring June 30, 2002.

Part I: FINANCIAL INFORMATION

                    YOUNG, NICHOLAS, BRANNER & PHILLIPS, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders
World Wide Video, Inc.
Culpeper, VA

We have compiled the accompanying balance sheet of World Wide Video, Inc. as of December 31, 2001 and the related statements of operations for the three months ended December 31, 2001 and 2000 and from the date of inception (July 16, 1997) through December 31, 2001, the statement of stockholders equity from the date of inception (July 16, 1997) through December 31, 2001 and the statement of cash flows for the three months ended December 31, 2001 and 2000 and from the date of inception (July 16, 1997) through December 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements of World Wide Video, Inc. as of September 30, 2001 were audited by other auditors whose report dated January 8, 2002 expressed an unqualified opinion on those statements.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Young, Nicholas, Branner & Phillips, LLP

February 6, 2002



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      December 31, 2001 and September 30, 2001
                             (Stated in US Dollars)



                                               December 31,    September 30,
                                                    2001           2001

                     ASSETS

CURRENT ASSETS
   Cash in banks                                  $   3,501     $  21,772
   Notes receivable                                  17,579        13,200
   Advances and other receivables                     2,747         2,745
   Inventory                                        220,847       184,737
   Prepaid expenses                                 270,977       211,693
   Deferred offering costs                            3,000         3,000
                                                  ---------     ---------
          Total current assets                    $ 518,651     $ 437,147
                                                  ---------     ---------
PROPERTY AND EQUIPMENT
   Computer and equipment                         $ 126,796     $ 119,142
   Software                                          16,408        16,408
                                                  ---------     ---------
                                                  $ 143,204     $ 135,550
   Less accumulated depreciation                     54,108        47,424
                                                  ---------     ---------
                                                  $  89,096     $  88,126
                                                  ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                              $  30,000     $  35,625
   Artwork                                            2,445         2,445
   Deposits                                           1,150         1,150
                                                  ---------     ---------
                                                  $  33,595     $  39,220
                                                  ---------     ---------
                                                  $ 641,342     $ 564,493
                                                  =========     =========



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    December 31, 2001 and September 30, 2001
                             (Stated in US Dollars)



                                                     December 31,  September 30,
                                                         2001           2001
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                   $   69,293     $ 145,493
   Due to officers                                       532,834       517,450
   Due to employees                                       16,804        63,562
   Preferred dividends payable                            47,630        47,630
   Accrued stock                                          24,191        24,191
   Notes payable                                          16,761        25,683
                                                       ---------     ---------
      Total current liabilities                       $  707,513     $ 824,009
                                                       ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 22,362,480 and 17,590,761 issued
       and outstanding, respectively                  $    2,236    $    1,759
Preferred stock, $.01 par value, 10,000,000
        shares authorized, 154,447 issued
        and outstanding                                    1,544         1,211
Additional paid in capital                             4,055,778     2,930,129
Deficit accumulated during the development stage      (4,125,729)   (3,192,615)
                                                      ----------    ----------
                                                      $  (66,171)   $ (259,516)
                                                      ----------    ----------
                                                      $  641,342    $  564,493
                                                      ==========     =========
See Notes to Financial Statements


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                For the Three Months ended December 31, 2001 and
                           2000 and from July 16, 1997
                    (Date of Inception) to December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                     Cumulative from
                               Three months           July 16, 1997
                                  ended            (Date of Inception)
                               December 31,          to December 31,
                             2001        2000               2001
                             ----        ----               ----
PRODUCT DEVELOPMENT COSTS
   Salaries               $ 123,204   $106,343        $ 1,154,797
   Subcontractors           637,925      3,089          1,444,341
   Other development costs    3,401     51,354            467,198
                          ---------   ---------         ----------
                          $ 764,530   $160,786        $ 3,066,336
                          ---------   ---------         ----------
 GENERAL AND ADMINISTRATIVE EXPENSES
   Office                 $   5,198   $  2,151        $   158,233
   Marketing and sales       33,374      4,673            218,586
   Legal and
      professional           80,324     31,277            275,947
   Occupancy                 19,149      5,705            124,773
   Utilities and
      telephone               7,749      2,336             63,796
   Depreciation and
      amortization           12,308     12,071            112,709
   Insurance                  6,277      3,639             51,745
   Other                      4,472      2,318             92,939
                          ---------   --------          ----------
                          $ 168,851   $ 64,170        $ 1,098,728
                          ---------   --------          ----------

Total Costs and Expenses $ (933,381) $(224,956)       $(4,165,064)

OTHER INCOME             $      --   $     --         $   103,530

FINANCIAL INCOME AND EXPENSE
     Interest income            402        --                 402
     Interest expense          (135)      (602)            (5,272)
                           --------    --------          ---------

      Net loss            $(933,114) $(225,558)       $(4,066,404)
                           ========= ==========        ===========

Net loss per share        $    (.05) $    (.02)       $      (.22)
                          ========== ==========        ===========
Weighted average number
of common shares
outstanding              18,501,961  11,166,143        18,501,961
                         ==========  ==========        ==========

See Notes to Financial Statements


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                              to December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

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



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                              to December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                  Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                    Shares       Amount       Par     Capital        Stage       Total
                                    ------       ------    -------       -----       -----       -----
Sale of common stock                140,000         14          --     314,982          --      314,996

Sale of preferred stock                 --          --         918     550,092          --      551,010

Dividends converted to stock            --          --          58      34,579          --       34,637

Dividend, cumulative preferred shares   --          --          --         --       (25,996)    (25,996)

Net loss, year ended September 30,
  2000                                  --          --        --           --      (960,881)   (960,881)
                                  ----------      ------    ------    ---------   ---------  ----------
Balance, September 30, 2000       11,151,368      $1,115    $1,211   $2,238,694 $(2,377,110) $( 136,090)

Sale of common stock               3,592,500         359      --        246,341         --      246,700

Employee stock options exercised     132,000          13      --         13,187         --       13,200

Contributed services               2,714,893         272      --        431,907         --      432,179

Dividend, cumulative preferred shares   --          --        --           --       (32,310)    (32,310)

Net loss, year ended September 30,
    2001                                --          --        --           --      (783,195)   (783,195)
                                  ----------      ------    ------    ---------   ---------  ----------
                                  17,590,761      $1,759    $1,211   $2,930,129  $(3,192,615) $(259,516)

Sale of common stock               2,208,395         221       333      410,541         --      411,095

Employee stock options exercised      65,000           6      --         22,944         --       22,950

Contributed services               2,498,324         250      --        692,164                 692,414



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to December 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                                  Accumulated
                                                        Cumulative  Additional  Deficit During
                                     Common Stock        Preferred   Paid In    Development
                                    Shares       Amount       Par     Capital        Stage       Total
                                    ------       ------    -------       -----       -----       -----

Net loss, three months ended December
    31, 2001                            --          --        --           --      (933,114)   (933,114)
                                  ----------      ------    ------    ---------    ---------  ----------
                                  22,362,480      $2,236    $1,544   $4,055,778 $(4,125,729)  $ (66,171)
                                  ==========      ======    ======    =========   ==========  ==========


                       See Notes to Financial Statements


                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                    For the Three Months Ended December 31, 2001 and 2000 and
                 July 16, 1997 (Date of Inception) to December 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                             Three months ended          Inception)
                                         December 31,    December 31,   to December 31,
                                             2001           2000             2001
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(933,114)   $(225,558)    $ (4,066,404)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization         12,309       12,071          112,723
         Loss on sale of equipment                --           --               472
         Change in assets and liabilities:
            Accounts receivable                    (2)         --            (2,747)
            Inventory                         (36,110)      (2,389)        (220,847)
            Prepaid expenses                  (59,284)       1,473         (270,977)
            Deposits                              --            --           (1,150)
            Deferred charges                      --            --           (3,000)
            Accounts payable                  (76,200)      39,465           69,293
            Salaries payable - officer         15,384                       532,834
            Salaries payable                  (46,758)      38,870           16,804
            Deferred revenue                      --           --               --
            Accrued stock                         --        63,751           24,191
                                             ---------    ---------     -----------
              Net cash used in operating
                activities                $(1,123,775)   $( 72,317)   $  (3,808,808)
                                            ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 7,655)   $ ( 4,994)   $    (144,778)
       Purchase of licenses                        --          --           (87,500)
       Purchase of artwork                         --          --            (2,445)
       Notes receivable                       ( 4,379)         --           (17,579)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ (12,034)   $ ( 4,994)   $    (252,302)
                                             ---------    --------     ------------


                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                      For the Three Months Ended December 31, 2001 and 2000 and
                   July 16, 1997 (Date of Inception) to December 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Three months ended        Inception)
                                          December 31,   December 31,   to December 31,
                                             2001           2000             2001
                                             ----           ----         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from notes payable      $  (8,922)  $   22,150      $    16,761
       Proceeds from issuance of
         common stock                         926,460       50,500        3,132,875
       Proceeds from issuance of
         preferred stock                      200,000          --           926,684
       Dividends paid                              --          --           (11,709)
                                             ---------    ---------     -----------
               Net cash provided by
                 activities                $1,117,538    $  72,650      $ 4,064,611
                                             ---------    --------      -----------

       Net increase (decrease) in cash      $ (18,271)   $ ( 4,661)     $     3,501

CASH
      Beginning                                21,772       18,644             --
                                             ---------    ---------     -----------

      Ending                                $   3,501    $  13,983      $     3,501
                                             =========    ========      ===========


See Notes to Financial Statements

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                NOTES TO FINANCIAL STATEMENTS
                                        December 31, 2001
                                    (Stated in US Dollars)
                                          (Unaudited)

    Note 1.  Interim Reporting

           These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. The statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2001 audited financial statements and notes thereto.

    Note 2.   Nature and Continuance of Operations

                World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $4,090,252 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At December 31, 2001, the Company had sold 22,362,480 shares of common stock at prices ranging from $.05 to $2.75 per common share.

                After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of December 31, 2001, the Company had sold 154,447 shares of preferred stock at $6.00 per share.

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

Note 3.  Summary of Significant Accounting Policies (continued)
           Loss Per Share
                       The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, which established standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilutions that could occur of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. This computation excludes securities which are antidilutive.

                       The following table sets forth the computation of basic and diluted loss per share:
                                                       Three Months
                                                          Ended
                                                    December 31, 2001
                   Numerator:
                       Net loss plus preferred
                         dividends                       $(933,114)
                   Denominator
                       Weighted average shares
                       outstanding                      18,501,961
                   Basic and diluted EPS                 $    (.05)

                Fair Value of Financial Instruments
                       The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended December 31, 2001.

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

Note 4.  Prepaid Expenses
              Prepaid expenses as of December 31, 2001 consist of the following:
                    Prepaid consulting services                       $  249,842
                    Prepaid inventory                                     12,450
                    Prepaid insurance                                      1,868
                    Other                                             ____ 6,817
                                                                          ------
                                                                      $  270,977

Note 5.  Other Assets
                The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at December 31, 2001 was $11,250.

                In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of December 31, 2001, the net carrying value of the license was $18,750.

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

                In April 2000, the Board of Directors of World Wide video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of December 31, 2001, 326,400 common shares at $2.25 per share have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the investor.

                During 2001, the Company raised $246,700 through aprivate offering sale of 3,592,500 shares of common stock. During fiscal 2001 and 2000, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                In November 2001, the Company commenced a private offering preferred stock. As of December 31, 2001, the Company had sold 33,333 cumulative preferred shares, raising $200,000 in capital. The preferred stock earns a dividend at a rate of 6% per year, payable semi-annually. Each share included warrants entitling the holder to purchase 166,665 additional shares of preferred stock at $6.00 per share. The warrants expire June 30, 2002.

Note 7.  Operating Lease
                The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of one year expiring April 30, 2002, monthly rent is $1,100. Rent expense for the three months ended, December 31, 2001, was $18,644.

Note 9.  Related Parties
                The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts, approximately $532,834 remains unpaid at December 31, 2001.

                The two majority shareholders have loaned the Company money for operations. As of December 31, 2001, the balance due to the shareholders is $16,761 and is shown on the balance sheet as notes payable.

Note 10.  Notes Receivable
                In January 2001, the Company loaned a total of $11,200 to two employees. Both notes have stated interest of 0% for the first 90 days and 5% per year thereafter and both are due within one year. As of December 2001, the accrued interest income from the notes totaled $379.

                In December 2001, the Company loaned an additional $6,000 to an employee, with stated interest of 0% for the first 90-days and 5% annually thereafter, due by December 2002.

Note 11.  Commitments and Contingencies
                The Company has entered into several agreements and contracts in connection with the raising of capital.

                Raising Capital:
                The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of December 31, 2001, the company had $24,191 in common stock due to individuals for services rendered.

Note 12.  Stock Options

                The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 381,000 shares under the Plan. All options have an eight-year term from the exercise date. As of December 31, 2001, 197,000 shares have been exercised. The following summarizes the option activity under the Plan:

                                                Number of Shares   Option Price
                Outstanding, September 30, 2001       99,000          $  .10
                Granted                              150,000             .10
                Exercised                            (65,000)            .10
                Canceled or expired                  (20,000)             -
                                                     -------          -------
                Outstanding, December 31, 2001       164,000          $  .10
                                                     =======          =======

           The vesting period of the remaining options is as follows:
                Vested and exercisable                                116,000
                September 30, 2002                                     16,000
                September 30, 2003                                     16,000
                September 30, 2004                                     16,000
                                                                      -------
                                                                      164,000
                                                                      =======

                No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of December 31, 2001.

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001

                The Company earned no significant revenues for the periods 2000 or 2001, due to products still being in the development stage. During the quarter ended December 31, 2001, the Company had no sales. The Company incurred expenses of $933,381 and $224,959 for the three month periods ended December 31, 2001 and 2000, respectively. Expenses increased 315% mainly due to product development costs. The Company obtained sub-contractors to promote and establish markets for the product. Additionally, the company increased sales and marketing related expenses to $33,374 for the quarter ended December 31, 2001, up from $4,673 for the same quarter in 2000. The expenses related to the Company attempting to gain exposure through emphasis of its product and services through advertising and marketing strategies. Occupancy expenses increased due to renting additional office space.

                Net losses for the quarters ended December 31, 2001 and 2000 were $933,114 and $225,561, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. The Company is attempting to raise additional working capital using equity investments. The Company is unable to begin production and shipment of large quantities of products until additional financing is obtained.


LIQUIDITY AND CAPITAL RESOURCES

                Cash and cash equivalents as of December 31, 2001, were $3,501. The Company is attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this _____ day of ________________.

World Wide Video, Inc.


--------------------------------
John G. Perry, President