Form 10-K/A
period 2001-09-30
WORLD WIDE VIDEO INC
filed 2002-04-05
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-K/A


                                   (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________.



                        COMMISSION FILE NUMBER 0-26235
                                -----------------

                             WORLD WIDE VIDEO, INC.
             (Exact name of registrant as specified in its charter)


         Colorado                                             54-1921580
-----------------------------                                 -----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization                         Identification No.)

102A North Main Street, Culpeper, VA         22701
----------------------------------------------------
(Address of principal executive offices)


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

8x8, Inc. (formerly IIT) is the main competitor to WWV. 8x8 has been in the business of selling video compression chips for about ten years. About four years ago, they were producing a consumer POTS Set-Top-Box, which is a H.324 codec with a built-in camera to be used with a standard TV for video display and audio. The 8x8 and C-Phone frame rate is slow (according to their advertising - -theoretical maximum is 15 SQCIF frames per second) and the minimum bandwidth is
19.2 Kbps. WWV's Centurion? product is about 1/4 the physical size and requires about 1/4 the power. The Centurion? frame rate is better (theoretical maximum is 20 SQCIF frames per second) and the minimum bandwidth required is 9.6 Kbps. About a year ago 8x8 starting developing POTS based security products using the same chip designs. They have not made much progress again for the same reasons. Recent 8x8 announcements indicate that they may be leaving the consumer POTS area and that now 8x8 is concentrating on industrial/commercial markets.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                               Year ended September 30,
                                                       2001            2000            1999
                                                 --------------   --------------   -------------
Statement of Operations Data:
Operating revenues                                  $         -       $        -    $          -
Product development costs                               508,659          586,009         769,728
General and administrative expenses                     362,146          377,781         156,283
Total costs and expenses                                870,805          963,790         926,011
Other income                                             87,610            2,909           5,124
Net loss before income taxes                           (783,195)        (960,881)       (920,887)
Income taxes                                                  -                -               -
Net loss                                               (783,195)        (960,881)       (920,887)
Net loss per common share                                  (.06)            (.09)           (.09)
Weighted average number of common and
  common equivalent shares outstanding               13,349,911       11,081,362      10,558,840


Balance Sheet Data:
Current assets                                      $   243,265       $  245,543      $  235,532
Current liabilities                                     824,009          552,583         347,393
Total assets                                            370,611          416,493         297,537
Long-term liabilities                                         -                                -                   -
Total stockholders' equity (deficit)                   (453,398)        (136,090)        (49,856)
Dividends per common share                                    -                -                -

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


Fairfax, Virginia
January 8, 2002

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


                                                                  2001                   2000
                                                              -----------            -----------

                  ASSETS

Current Assets
   Cash and cash equivalents                                    $  21,772              $  18,644
    Inventories                                                   184,737                180,143
    Prepaid assets and fees                                        17,811                 18,108
    Advances and other receivables                                 15,945                 25,648
    Deferred offering costs                                         3,000                  3,000
                                                                ---------            -----------
                  Total Current Assets                            243,265                245,543
                                                                ---------              ---------

Property and Equipment
    Computer and equipment                                        121,587                118,168
    Software                                                       16,408                 16,408
                                                                ---------             ----------
                  Total Cost                                      137,995                134,576
    Less accumulated depreciation                                 (47,424)               (22,901)
                                                                ---------             ----------
                  Net Property and Equipment                       90,571                111,675
                                                                ---------             ----------

Other Assets
    Technology licenses, net of accumulated amortization           35,625                 58,125
    Deposits                                                        1,150                  1,150
                                                                ---------            -----------
                  Total Other Assets                               36,775                 59,275
                                                                ---------             ----------



Total Assets                                                     $370,611               $416,493
                                                                 ========               ========


The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                                                                   2001                  2000
                                                                -----------            -------

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable and accrued expenses                        $   169,684            $   141,763
 Due to officers                                                  543,133                328,000
 Due to employees                                                  63,562                      -
 Preferred dividend payable                                        47,630                 15,320
 Deferred revenue                                                       -                 67,500
                                                                  -------                -------
                  Total Current Liabilities                       824,009                552,583
                                                                  -------                -------

Stockholders' Deficit
  Common stock, par value $0.0001; 100,000,000 shares authorized; 17,590,761 issued and outstanding at September 30, 2001, and 11,151,368 issued
   and outstanding at September 30, 2000                            1,759                  1,115
  Preferred stock, 6% cumulative, par value $0.01;
   10,000,000 authorized; 121,114 shares,
   issued and outstanding at September 30, 2001
   and 2000                                                         1,211                  1,211
Additional paid-in capital                                      2,930,129              2,238,694
Unearned compensation                                            (193,882)                     -
Accumulated deficit during development stage                   (3,192,615)            (2,377,110)
                                                               ----------           ------------
                  Total Stockholders' Deficit                    (453,398)              (136,090)
                                                               ----------           ------------


Total Liabilities and Stockholders' Deficit                   $   370,611           $    416,493
                                                               ==========           ============

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                 2001                  2000                1999
                                                            -------------          -----------         -------------

Sales                                                        $        -             $       -           $        -
                                                             -----------            ----------          -----------

Product Development Costs
    Salaries and benefits                                        481,537               368,264              181,791
    Subcontractors                                                24,334               138,586              446,628
    Other developmental costs                                      2,788                79,159              141,309
                                                            ------------           -----------           ----------
                  Total Product Development Costs                508,659               586,009              769,728
                                                              ----------            ----------           ----------

General and Administrative Expenses
    Office                                                        68,933                90,223               38,971
    Marketing and sales                                           39,995                53,803               32,827
    Professional services                                         73,607                89,378               29,937
    Occupancy                                                     45,488                39,325               14,909
    Depreciation and amortization                                 48,126                28,897               14,765
    Utilities and telephone                                       20,731                19,923               12,403
    Insurance                                                     27,980                17,487                   62
    Other                                                         37,286                38,745               12,409
                                                            ------------         -------------        -------------
                  Total General and Administrative
                      Expenses                                   362,146               377,781              156,283
                                                             -----------          ------------         ------------

                  Total Costs and Expenses                      (870,805)             (963,790)            (926,011)

Other Income                                                      87,610                 2,909                5,124
                                                            ------------        --------------       --------------

Loss before Income Taxes                                        (783,195)             (960,881)            (920,887)

Income Taxes                                                          -                     -                    -
                                                          --------------         -------------       --------------

Net Loss                                                      $ (783,195)           $ (960,881)          $ (920,887)
                                                              ==========            ==========           ==========

Dividends, Preferred Stock                                        47,630                15,320                1,020
                                                           =============         =============        =============

Loss Available to Common Stockholders                         $ (830,825)           $ (976,201)          $ (921,907)
                                                              ==========            ==========           ==========

Basic and Diluted Net Loss Per Share                      $        (0.06)      $        (0.09)      $        (0.09)
                                                          ==============       ==============       ==============

Average Common and Common Equivalent
   Shares Outstanding                                         13,349,911            11,081,362           10,558,840
                                                              ==========            ==========           ==========

The Notes to Financial Statements are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



                                                                   2001                 2000               1999
                                                               ------------        -------------       ------------
Cash Flows from Operating Activities
    Net loss                                                      $(783,195)          $(960,881)          $(920,887)
    Noncash items included in net loss
        Depreciation                                                 24,523              15,772               4,765
        Amortization                                                 22,500              13,125              10,000
        Contributed services                                        238,297                   -             350,310
    Changes in assets and liabilities
        Decrease (Increase) in
           Inventory                                                 (4,594)            (60,853)              3,158
           Advances and other receivables                             9,703             (17,615)             (5,599)
           Prepaid expenses                                             297              68,013              24,429
        Increase (Decrease) in
            Accounts payable                                         27,921              71,183              47,429
            Preferred dividend payable                               32,310              14,300              -
            Due to officers and employees                           278,695             127,207             148,164
            Deferred revenue                                        (67,500)             (7,500)             25,000
                                                                -----------        ------------        ------------
                  Net Cash Used by Operating
                      Activities                                   (221,043)           (737,249)           (313,231)
                                                                 ----------          ----------          ----------

Cash Flows from Investing Activities
    Purchase of equipment and software                               (3,419)           (100,042)            (13,120)
    Purchase of technology license                                       -              (37,500)             -
    Purchase of other assets                                             -                   -                 (500)
                                                               ------------       -------------      --------------
                  Net Cash Used by Investing Activities              (3,419)           (137,542)            (13,620)
                                                                -----------         -----------        ------------

Cash Flows from Financing Activities
    Proceeds from sales of common stock                             259,900             314,996             163,465
    Deferred offering costs                                          -                   -                   12,850
    Proceeds from sales of preferred stock                           -                  585,647             141,000
    Dividends paid                                                  (32,310)            (20,882)                 -
                                                               ------------       ------------      --------------
                  Net Cash Provided by Financing
                      Activities                                    227,590             879,761             317,315
                                                                 ----------         -----------         -----------

Net Increase in Cash and Cash Equivalents                             3,128               4,970              (9,536)

Cash and Cash Equivalents, beginning of year                         18,644              18,788              28,324
                                                               ------------        ------------         -----------

Cash and Cash Equivalents, end of year                          $    21,772         $    23,758         $    18,788
                                                                ===========         ===========         ===========

Non Cash Financing Activities
    Stock issued for services provided                         $    432,179        $         -          $   350,310
                                                               ============        ============         ===========
    Dividends converted to preferred stock                     $         -         $    34,637          $     1,020
                                                               ============        ============         ===========
    Convertible loan satisfied by issuance of stock            $         -         $         -          $    50,000
                                                               ============        ============         ===========

The Notes to Financial Statements are an integral part of these statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                Cumulative                                  Additional
                                                     Common      Preferred        Paid in       Unearned   Accumulated
                                         Shares       Stock            Par        Capital   Compensation       Deficit     Totals
                                       ----------    ------     ----------        -------  -------------   ------------ ------------

Balance, September 30, 1998            10,443,737    $  1,044       $    -     $   634,558   $        -  $   (468,326)   $  167,276
Sale of common stock at $2.75 per share    65,244           7            -         163,458            -             -       163,465
Loan converted to stock                   250,000          25            -          49,975            -             -        50,000
Sale of cumulative Preferred stock at $6
    per share                                   -           -          235         140,765            -             -       141,000
Contributed services                      252,387          25            -         350,285            -             -       350,310
Dividend, cumulative Preferred shares           -           -            -              -             -        (1,020)       (1,020)
Net loss, year ended September 30, 1999         -           -            -              -             -      (920,887)     (920,887)
                                      -----------   ---------       -------    -----------   ----------   ------------    ----------
Balance, September 30, 1999            11,011,368       1,101           235      1,339,041            -    (1,390,233)      (49,856)

Sale of common stock at $2.25 per share   140,000          14             -        314,982            -             -       314,996
Sale of preferred stock at $6 per share         -           -          918         550,092            -             -       551,010
Dividends converted to stock                    -           -           58          34,579            -             -        34,637
Dividend, cumulative preferred shares           -           -            -               -            -       (25,996)      (25,996)
Net loss, year ended September 30, 2000         -           -            -               -            -      (960,881)     (960,881)
                                      -----------     -------      -------     -----------   ----------   ------------    ----------
                                       11,151,368       1,115        1,211       2,238,694            -    (2,377,110)     (136,090)
                                       ----------     -------      -------     -----------   ----------   ------------    ----------

Sale of common stock                    3,592,500         359            -         246,341            -             -       246,700
Stock options exercised                   132,000          13            -          13,187            -             -        13,200
Contributed services                    2,714,893         272            -         431,907            -             -       432,179
Unearned compensation                           -           -            -               -     (193,882)            -      (193,882)
Dividend, cumulative preferred shares           -           -            -               -            -       (32,310)      (32,310)
Net loss, year ended September 30, 2001         -           -            -               -            -      (783,195)     (783,195)
                                      -----------     -------      -------     -----------   ----------   ------------    ----------
                                       17,590,761      $1,759       $1,211      $2,930,129    $(193,882)  $(3,192,615)    $(453,398)
                                      ===========     =======       =======    ===========   ==========   ============    ==========

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

                             WORLD WIDE VIDEO, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


3.  PREPAID EXPENSES AND FEES

         Included in Prepaid Expenses at September 30 are the following:

                                                                      2001               2000
                                                                    ----------         ---------
 Deposit on inventory purchases                                       $ 12,450          $12,450
 Prepaid rent and commissions                                            5,361            5,658
                                                                   -----------        ---------
                                                                      $ 17,811          $18,108
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

Officers and Directors

Title             Name of                          Title                           Amount                Percent
  of              Beneficial                       Nature of                         of
Class             Owner                            Beneficial Ownership            Class
-----             ----------                       --------------------            -----                 -------
None
Officers and Directors as a group

Other Entities

Preferred         Joseph Daniel                    Investor                       10,000                   8.26%
                  Box 1148
                  Culpeper, Virginia 22701

Preferred         Lionel Reilly                    Investor                        6,105                   5.04%
                  20620 Corral Road
                  Elkhorn, NE  68022

Preferred         Fred Windhorst                   Investor                       10,201                   8.42%
                  16514 Safforn Circle
                  Omaha, NE  68136

Preferred         John Warner                     Investor                         8,334                   6.88%
                  400 Madison St., Apt. 2201
                  Alexandria, VA  22314

                                                                                  -------                 -------
Other Entries as a group                                                          34,640                  28.60%


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


January 8, 2002

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


Fairfax, Virginia
January 8, 2002

               --------------------------------------------------



   3930 Walnut Street Fairfax, VA 22030-4790 (703) 385-8888 FAX (703) 385-3940

    E-Mail Address - tgc@tgccpa.com Home Page Address - http://www.tgccpa.com