Form 10QSB/A
period 2001-12-31
WORLD WIDE VIDEO INC
filed 2002-04-05
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


           For Quarter Ended                 Commission File Number
           December 31, 2001                         0-26235


                               WORLD WIDE VIDEO, INC.
               (Exact name of registrant as specified in its charter)
             Colorado                                     54-1921580
    (State of incorporation)                (I.R.S. Employer Identification No.)


              102A North Main Street, Culpeper, Virginia         22701
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

  22,362,480 Common Shares Issued as of December 31, 2001.

154,447 Preferred Shares Issued as of December 31, 2001.
166,665 Preferred Warrants @ $6.00 each, expiring June 30, 2002.

Part I: FINANCIAL INFORMATION



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      December 31, 2001 and September 30, 2001
                             (Stated in US Dollars)


                                                 December 31,   September 30,
                                                    2001            2001
                                                  ---------      ----------
                     ASSETS

CURRENT ASSETS
   Cash in banks                                  $   3,501     $  21,772
   Notes receivable                                  17,579        13,200
   Advances and other receivables                     2,747         2,745
   Inventory                                        220,847       184,737
   Prepaid expenses                                  21,135        17,811
   Deferred offering costs                            3,000         3,000
                                                  ---------     ---------
          Total current assets                    $ 268,809     $ 243,265
                                                  ---------     ---------
PROPERTY AND EQUIPMENT
   Computer and equipment                         $ 126,796     $ 119,142
   Software                                          16,408        16,408
                                                  ---------     ---------
                                                  $ 143,204     $ 135,550
   Less accumulated depreciation                     54,108        47,424
                                                  ---------     ---------
                                                  $  89,096     $  88,126
                                                  ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                              $  30,000     $  35,625
   Artwork                                            2,445         2,445
   Deposits                                           1,150         1,150
                                                  ---------     ---------
                                                  $  33,595     $  39,220
                                                  ---------     ---------
                                                  $ 391,500     $ 370,611
                                                  =========     =========



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    December 31, 2001 and September 30, 2001
                             (Stated in US Dollars)



                                                     December 31,  September 30,
                                                         2001           2001
                                                       ---------     ----------
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                   $   69,293     $ 145,493
   Due to officers                                       532,834       517,450
   Due to employees                                       16,804        63,562
   Preferred dividends payable                            47,630        47,630
   Accrued stock                                          24,191        24,191
   Notes payable                                          16,761        25,683
                                                       ---------     ---------
      Total current liabilities                       $  707,513     $ 824,009
                                                       ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 22,362,480 and 17,590,761 issued
       and outstanding, respectively                  $    2,236    $    1,759
Preferred stock, $.01 par value, 10,000,000
       shares authorized, 154,447 issued
       and outstanding                                     1,544         1,211
Additional paid in capital                             3,867,636     2,930,129
Unearned compensation                                   (249,842)     (193,882)
Deficit accumulated during the development stage      (3,937,587)   (3,192,615)
                                                      ----------    ----------
                                                      $ (316,013)   $ (453,398)
                                                      ----------    ----------
                                                      $  391,500    $  370,611
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

                                                     Cumulative from
                               Three months           July 16, 1997
                                  ended            (Date of Inception)
                               December 31,          to December 31,
                             2001        2000               2001
                             ----        ----               ----
PRODUCT DEVELOPMENT COSTS
   Salaries               $ 106,754   $106,343        $ 1,138,347
   Subcontractors           466,233      3,089          1,272,648
   Other development costs    3,401     51,354            467,198
                          ---------   ---------         ----------
                          $ 576,388   $160,786        $ 2,878,193
                          ---------   ---------         ----------
 GENERAL AND ADMINISTRATIVE EXPENSES
   Office                 $   5,198   $  2,151        $   158,233
   Marketing and sales       33,374      4,673            218,586
   Legal and
      professional           80,324     31,277            275,947
   Occupancy                 19,149      5,705            124,773
   Utilities and
      telephone               7,749      2,336             63,796
   Depreciation and
      amortization           12,308     12,071            112,709
   Insurance                  6,277      3,639             51,745
   Other                      4,472      2,318             92,939
                          ---------   --------          ----------
                          $ 168,851   $ 64,170        $ 1,098,728
                          ---------   --------          ----------

Total Costs and Expenses $ (745,239) $(224,956)       $(3,976,921)

OTHER INCOME                    --         --             103,530

FINANCIAL INCOME AND EXPENSE
     Interest income            402        --                 402
     Interest expense          (135)      (602)            (5,272)
                           --------    --------          ---------

      Net loss            $(744,972) $(225,558)       $(3,878,261)
                           ========= ==========        ===========

Net loss per share        $    (.04) $    (.02)       $      (.21)
                          ========== ==========        ===========
Weighted average number
of common shares
outstanding              18,501,961  11,166,143        18,501,961
                         ==========  ==========        ==========

See Notes to Financial Statements


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                              to December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                            Accumulated
                                                        Cumulative  Additional             Deficit During
                                     Common Stock        Preferred   Paid In     Unearned   Development
                                   Shares       Amount       Par     Capital   Compensation    Stage       Total
                                   ------       ------    -------       -----   ----------     -----       -----
Issuance of share capital
   to Founders, July 16, 1997           200       $  --      --        $  200      $   --       $   --     $   200

Net loss, period ended
   September 30, 1997                   --           --      --            --          --           --          --
                                    -------      -------   --------    -------     --------     -------    -------
Balance, September 30, 1997             200          --      --        $  200          --           --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998     9,999,800       1,000      --          (200)         --           --         800

Sale of common stock, April 3,
  through September 8, 1998         443,737          44      --       634,558          --           --     634,602

Net loss, year ended September 30,
  1998                                  --           --      --           --           --      (468,326)  (468,326)
                                  ----------     -------   -------   --------       --------   ---------   --------
Balance, September 30, 1998       10,443,737      1,044      --       634,558       $  --      (468,326)   167,276

Sale of common stock                 315,250         32      --       213,433          --            --    213,465

Sale of preferred stock                 --           --     235       140,765          --            --    141,000

Contributed services                 252,381         25      --       350,285          --            --    350,310

Dividend, cumulative preferred shares   --           --      --           --           --        (1,020)    (1,020)

Net loss, year ended September 30,
  1999                                  --          --       --           --           --       (920,887) (920,887)
                                  ----------     -------   --------   ---------     --------   ---------  ---------
Balance, September 30, 1999       11,011,368     $1,101    $ 235    $1,339,041      $  --    $(1,390,233)$( 49,856)



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                              to December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                               Accumulated
                                                        Cumulative  Additional                Deficit During
                                     Common Stock        Preferred   Paid In     Unearned      Development
                                    Shares       Amount       Par     Capital   Compensation      Stage       Total
                                    ------       ------    -------       -----   ---------        -----       -----
Sale of common stock                140,000         14          --     314,982      --              --      314,996

Sale of preferred stock                 --          --         918     550,092      --              --      551,010

Dividends converted to stock            --          --          58      34,579      --              --       34,637

Dividend, cumulative preferred shares   --          --          --         --       --          (25,996)    (25,996)

Net loss, year ended September 30,
  2000                                  --          --        --           --       --         (960,881)   (960,881)
                                  ----------      ------    ------    ---------  --------     ---------  ----------
Balance, September 30, 2000       11,151,368      $1,115    $1,211   $2,238,694  $  --      $(2,377,110) $( 136,090)

Sale of common stock               3,592,500         359      --        246,341     --              --      246,700

Employee stock options exercised     132,000          13      --         13,187     --              --       13,200

Contributed services               2,714,893         272      --        431,907     --              --      432,179

Unearned compensation                   --          --        --           --    (193,882)          --     (193,882)

Dividend, cumulative preferred shares   --          --        --           --       --          (32,310)    (32,310)

Net loss, year ended September 30,
    2001                                --          --        --           --       --         (783,195)   (783,195)
                                  ----------      ------    ------    ---------  ---------    ---------  ----------
                                  17,590,761      $1,759    $1,211   $2,930,129 $(193,882)  $(3,192,615)  $(453,398)

Sale of common stock               2,208,395         221      --        210,874     --             --      211,095

Sale of preferred stock                 --            --       333      199,667     --             --      200,000

Employee stock options exercised      65,000           6      --          6,494     --             --        6,500

Contributed services               2,498,324         250      --        520,472     --             --      520,722



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to December 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                                              Accumulated
                                                        Cumulative  Additional              Deficit During
                                     Common Stock        Preferred   Paid In     Unearned     Development
                                    Shares       Amount       Par     Capital   Compensation     Stage       Total
                                    ------       ------    -------      -----    ----------      -----       -----

Unearned compensation                   --          --        --           --      (55,960)        --       (55,960)

Net loss, three months ended
     December 31, 2001                  --          --        --           --      --          (744,972)   (744,972)
                                  ----------      ------    ------    ---------  ----------   ---------  ----------
                                  22,362,480      $2,236    $1,544   $3,867,636  $(249,842) $(3,937,587)  $(316,013)
                                  ==========      ======    ======    =========  ==========  ===========  ==========


                        See Notes to Financial Statements


                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                    For the Three Months Ended December 31, 2001 and 2000 and
                 July 16, 1997 (Date of Inception) to December 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                             Three months ended          Inception)
                                         December 31,    December 31,   to December 31,
                                             2001           2000             2001
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(744,972)   $(225,558)    $ (3,878,261)
     Non cash items included in net loss
         Depreciation and amortization         12,309       12,071          112,722
         Loss on sale of equipment                --           --               472
         Contributed services                 471,261          --         1,059,868
         Change in assets and liabilities:
            Accounts receivable                    (2)         --            (2,747)
            Inventory                         (36,110)      (2,389)        (220,847)
            Prepaid expenses                  ( 3,324)       1,473          (21,135)
            Deposits                              --            --           (1,150)
            Deferred charges                      --            --           (3,000)
            Accounts payable                  (76,200)      39,465           69,293
            Salaries payable - officer         15,384                       532,834
            Salaries payable                  (46,758)      38,870           16,804
            Deferred revenue                      --           --               --
            Accrued stock                         --        63,751           24,191
                                             ---------    ---------     -----------
              Net cash used in operating
                activities                  $(408,412)   $( 72,317)   $  (2,310,956)
                                             ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 7,654)   $ ( 4,994)   $    (144,778)
       Purchase of licenses                        --          --           (87,500)
       Purchase of artwork                         --          --            (2,445)
       Notes receivable                       ( 4,379)         --           (17,579)
                                             ---------    ---------    ------------
               Net cash used in investing
                 activities                 $ (12,033)   $ ( 4,994)   $    (252,302)
                                             ---------    --------     ------------


                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                      For the Three Months Ended December 31, 2001 and 2000 and
                   July 16, 1997 (Date of Inception) to December 31, 2001
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                                Three months ended        Inception)
                                          December 31,   December 31,   to December 31,
                                             2001           2000             2001
                                             ----           ----         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from notes payable      $  (8,921)  $   22,150      $    16,762
       Proceeds from issuance of
         common stock                         211,095       50,500        1,635,059
       Proceeds from issuance of
         preferred stock                      200,000          --           926,647
       Dividends paid                              --          --           (11,709)
                                             ---------    ---------     -----------
               Net cash provided by
                 activities                 $ 402,174    $  72,650      $ 2,566,759
                                             ---------    --------      -----------

       Net increase (decrease) in cash      $ (18,271)   $ ( 4,661)     $     3,501

CASH
      Beginning                                21,772       18,644             --
                                             ---------    ---------     -----------

      Ending                                $   3,501    $  13,983      $     3,501
                                             =========    ========      ===========

Non cash Financing Activities
    Stock issued for services provided      $ 526,721    $    --        $ 1,309,210
                                             ========     ========       ==========
    Dividends converted to preferred stock  $     --     $    --        $    35,657
                                             ========     ========       ==========
    Convertible loan satisfied by issuance
       of stock                             $     --     $    --        $    50,000
                                             ========     ========       ==========


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

     The following table sets forth the computation of basic and diluted loss per share:



                                                       Three Months
                                                          Ended
                                                    December 31, 2001
Numerator:
  Net loss plus preferred dividends                      $(744,972)
Denominator:
 Weighted average shares outstanding                    18,501,961
 Basic and diluted EPS                                   $    (.04)

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

     Note 4. Prepaid Expenses

     Prepaid expenses as of December 31, 2001 consist of the following:

Prepaid inventory                                   $ 12,450
Prepaid insurance                                      1,868
Other                                                  6,817
                                                    --------
                                                    $ 21,135
                                                    ========

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

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001

     The Company earned no significant revenues for the periods 2000 or 2001, due to products still being in the development stage. During the quarter ended December 31, 2001, the Company had no sales. The Company incurred expenses of $745,239 and $224,959 for the three month periods ended December 31, 2001 and 2000, respectively. Expenses increased 231% mainly due to product development costs. The Company obtained sub-contractors to promote and establish markets for the product. Additionally, the company increased sales and marketing related expenses to $33,374 for the quarter ended December 31, 2001, up from $4,673 for the same quarter in 2000. The expenses related to the Company attempting to gain exposure through emphasis of its product and services through advertising and marketing strategies. Occupancy expenses increased due to renting additional office space.

     Net losses for the quarters ended December 31, 2001 and 2000 were $744,972 and $225,561, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. The Company is attempting to raise additional working capital using equity investments. The Company is unable to begin production and shipment of large quantities of products until additional financing is obtained.


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