Form 10QSB
period 2002-03-31
WORLD WIDE VIDEO INC
filed 2002-05-14
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For Quarter Ended                             Commission File Number
        March 31, 2002                                     0-26235


                               WORLD WIDE VIDEO, INC.
               (Exact name of registrant as specified in its charter)

             Colorado                                     54-1921580
    (State of incorporation)                (I.R.S. Employer Identification No.)


102A North Main Street, Culpeper, Virginia                        22701
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

                                         Yes ____No __X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  26,562,314 Common Shares Issued as of as of March 31, 2002.

187,780 Preferred Shares Issued as of March 31, 2002.
133,332 Preferred Warrants @ $6.00 each, expiring June 30, 2002.

Part I: FINANCIAL INFORMATION

                    YOUNG, NICHOLAS, BRANNER & PHILLIPS, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
World Wide Video, Inc.
Culpeper, VA 22701

We have reviewed the accompanying balance sheet of World Wide Video, Inc. as of March 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months and the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of World Wide Video, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles.

We have compiled the accompanying balance sheet of World Wide Video, Inc. as of September 30, 2001 and the related statements of operations for the three months and six months ended March 31, 2001 and from the date of inception (July 16, 1997) through September 30, 2001, the statement of changes in stockholders' equity from the date of inception (July 16, 1997) through September 30, 2001 and the statement of cash flows for the six months ended March 31, 2001 and from the date of inception (July 16, 1997) through September 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements of World Wide Video, Inc. as of September 30, 2001 were audited by other auditors whose report dated January 8, 2002 expressed an unqualified opinion on those statements.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

May 10, 2002


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2002 and September 30, 2001
                             (Stated in US Dollars)


                                                    March 31,    September 30,
                                                       2002           2001

                     ASSETS

CURRENT ASSETS
   Cash in banks                                      $  30,368     $  21,772
   Notes receivable                                      66,509        13,200
   Advances and other receivables                         6,322         2,745
   Inventory                                            290,764       184,737
   Prepaid expenses                                      19,470        17,811
   Deferred offering costs                                3,000         3,000
                                                      ---------     ---------
          Total current assets                        $ 416,433     $ 243,265
                                                      ---------     ---------
PROPERTY AND EQUIPMENT
   Computer and equipment                             $ 128,669     $ 119,142
   Software                                              16,408        16,408
                                                      ---------     ---------
                                                      $ 145,077     $ 135,550
   Less accumulated depreciation                         60,838        47,424
                                                      ---------     ---------
                                                      $  84,239     $  88,126
                                                      ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                                  $  24,375     $  35,625
   Artwork                                                2,445         2,445
   Deposits                                              11,150         1,150
                                                      ---------     ---------
                                                      $  37,970     $  39,220
                                                      ---------     ---------
                                                      $ 538,642     $ 370,611
                                                      =========     =========

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      March 31, 2002 and September 30, 2001
                             (Stated in US Dollars)



                                                     March 31,    September 30,
                                                         2002           2001
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                  $   50,643     $ 145,493
   Due to officers                                      597,449       517,450
   Due to employees                                      20,946        63,562
   Preferred dividends payable                           47,630        47,630
   Accrued stock                                          2,591        24,191
   Notes payable                                          8,541        25,683
                                                      ---------     ---------
      Total current liabilities                      $  727,800     $ 824,009
                                                      ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 26,562,314 and 17,590,761 issued
       and outstanding, respectively                 $    2,656    $    1,759
Preferred stock, $.01 par value, 10,000,000
       shares authorized, 187,780 issued
       and outstanding                                    1,878         1,211
Additional paid in capital                            4,442,854     2,930,129
Unearned compensation                                  (210,573)     (193,882)
Deficit accumulated during the development stage     (4,425,973)   (3,192,615)
                                                     ----------    ----------
                                                     $ (189,158)   $ (453,398)
                                                     ----------    ----------
                                                     $  538,642    $  370,611
                                                     ==========     =========
See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months ended
             March 31, 2002 and 2001 and from July 16, 1997 (Date of
                          Inception) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                        Cumulative from
                               Three months          Six Months           July 16, 1997
                                  ended                ended         (Date of Inception)
                                 March 31,            March 31,             to March 31,
                             2002        2001     2002        2001              2002
                             ----        ----     ----        ----              ----

   Sales                  $     --    $    --   $     --     $     --      $       --
                          ---------   ---------   ---------  ----------      ----------

PRODUCT DEVELOPMENT COSTS
   Salaries               $  92,066   $133,365  $   198,820  $ 239,712     $ 1,230,413
   Subcontractors           201,842      6,563      668,075      9,651       1,474,490
   Other development costs    3,211     10,325        6,612     61,679         470,409
                          ---------   ---------   ---------  ----------      ----------
                          $ 297,119   $150,253  $   873,507  $ 311,042     $ 3,175,312
                          ---------   ---------   ---------  ----------      ----------
 GENERAL AND ADMINISTRATIVE EXPENSES
   Office                 $   3,723   $  6,005  $     8,921  $   8,156     $   161,956
   Marketing and sales       21,078      8,106       54,452     12,779         239,663
   Legal and
      professional          120,600     12,870      200,924     44,147         396,547
   Occupancy                 10,584      9,534       29,733     15,239         135,357
   Utilities and
      telephone               3,810      7,705       11,558     10,041          67,606
   Depreciation and
      amortization           12,356     12,151       24,664     24,222         125,066
   Insurance                  3,934      9,579       10,211     13,218          55,679
   Other                     15,966      6,548       20,439      8,864         108,905
                          ---------   --------    ---------  ----------      ----------
                          $ 192,051   $ 72,498  $   360,902  $ 136,666     $ 1,290,779
                          ---------   --------    ---------  ----------      ----------

Total Costs & Expenses  $  (489,170) $(222,751) $(1,234,409) $(447,708)    $(4,466,091)

OTHER INCOME                    805      6,476          805      6,948         104,335

FINANCIAL INCOME AND EXPENSE
     Interest income            130        --           531         --             532
     Interest expense          (151)      (640)        (285)    (1,242)         (5,423)
                           --------    --------   ---------  ----------     ----------

      Net loss          $  (488,386) $(216,915) $(1,233,358) $(442,002)    $(4,366,647)
                           ========= ==========   =========  ==========     ===========

Net loss per share        $    (.02) $    (.02)    $   (.05) $    (.04)    $      (.19)
                          ========== ==========   =========  ==========     ===========
Weighted average number
of common shares
outstanding              23,361,564  11,266,890   22,891,097 11,215,963      22,891,097
                          ========== ==========   =========  ==========     ===========

See Notes to Financial Statements



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                                to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

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


                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                                to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                               Accumulated
                                                        Cumulative  Additional                Deficit During
                                     Common Stock        Preferred   Paid In     Unearned      Development
                                    Shares       Amount       Par     Capital   Compensation      Stage       Total
                                    ------       ------    -------       -----   ---------        -----       -----
Sale of common stock                140,000         14          --     314,982      --              --      314,996

Sale of preferred stock                 --          --         918     550,092      --              --      551,010

Dividends converted to stock            --          --          58      34,579      --              --       34,637

Dividend, cumulative preferred shares   --          --          --         --       --          (25,996)    (25,996)

Net loss, year ended September 30,
  2000                                  --          --        --           --       --         (960,881)   (960,881)
                                  ----------      ------    ------    ---------  --------     ---------  ----------
Balance, September 30, 2000       11,151,368      $1,115    $1,211   $2,238,694  $  --      $(2,377,110) $( 136,090)

Sale of common stock               3,592,500         359      --        246,341     --              --      246,700

Employee stock options exercised     132,000          13      --         13,187     --              --       13,200

Contributed services               2,714,893         272      --        431,907     --              --      432,179

Unearned compensation                   --          --        --           --    (193,882)          --     (193,882)

Dividend, cumulative preferred shares   --          --        --           --       --          (32,310)    (32,310)

Net loss, year ended September 30,
    2001                                --          --        --           --       --         (783,195)   (783,195)
                                  ----------      ------    ------    ---------  ---------    ---------  ----------
                                  17,590,761      $1,759    $1,211   $2,930,129 $(193,882)  $(3,192,615)  $(453,398)

Sale of common stock               4,321,865         433      --        305,340     --             --       305,773

Sale of preferred stock                 --            --       667      399,333     --             --       400,000

Employee stock options exercised      65,000           6      --          6,494     --             --         6,500

Contributed services               4,584,688         458      --        801,558     --             --       802,016



                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Period July 16, 1997, Inception,
                                to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                              Accumulated
                                                        Cumulative  Additional              Deficit During
                                     Common Stock        Preferred   Paid In     Unearned     Development
                                    Shares       Amount       Par     Capital   Compensation     Stage       Total
                                    ------       ------    -------      -----    ----------      -----       -----
Unearned compensation                   --          --        --           --      (16,691)        --       (16,691)

Net loss, six months ended
     March 31, 2002                    --          --        --           --      --         (1,233,358) (1,233,358)
                                  ----------      ------    ------    ---------  ----------   ---------  ----------
                                  26,562,314      $2,656    $1,878   $4,442,854  $(210,573) $(4,425,973)  $(189,158)
                                  ==========      ======    ======    =========  ==========  ===========  ==========


                        See Notes to Financial Statements



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                    For the Six Months Ended March 31, 2002 and 2001 and July
                 16, 1997 (Date of Inception) to March 31, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                       Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                              Six months ended           Inception)
                                          March 31,      March 31,      to March 31,
                                             2002           2001             2002
                                             ----           ----         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                             $(1,233,358)  $(442,474)    $ (4,366,647)
     Non cash items included in net loss
         Depreciation and amortization         24,665      24,222          125,077
         Loss on sale of equipment                --          472              472
         Contributed services                 791,824         --         1,380,431
         Change in assets and liabilities:
            Accounts receivable                (3,577)     15,116           (6,322)
            Inventory                        (106,027)     (2,389)        (290,764)
            Prepaid expenses                  ( 1,659)      2,317          (19,470)
            Deposits                          (10,000)         --          (11,150)
            Deferred charges                      --           --           (3,000)
            Accounts payable                  (94,850)     72,453           50,644
            Salaries payable - officer         79,999                      597,449
            Salaries payable                  (42,616)    172,235           20,946
            Deferred revenue                      --           --               --
            Accrued stock                     (21,600)     63,751            2,591
                                             ---------   ---------      -----------
              Net cash used in operating
                activities                  $(617,199)  $( 94,297)   $  (2,519,743)
                                             ---------   ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 9,527)  $ ( 4,994)   $    (146,651)
       Purchase of licenses                        --          --          (87,500)
       Purchase of artwork                         --          --           (2,445)
       Notes receivable                       (53,309)    (11,200)         (66,509)
                                             ---------   ---------     ------------
               Net cash used in investing
                 activities                 $ (62,836)  $ (16,194)   $    (303,105)
                                             ---------   --------      ------------

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31, 2002 and 2001 and
                   July 16, 1997 (Date of Inception) to March 31, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                         July 16, 1997
                                                                           (Date of
                                               Six months ended           Inception)
                                           March 31,     March 31,        to March 31,
                                             2002           2001             2002
                                             ----           ----         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from notes payable      $ (17,142) $   36,950      $     8,541
       Proceeds from issuance of
         common stock                         305,773      68,264        1,929,737
       Proceeds from issuance of
         preferred stock                      400,000          --          926,647
       Dividends paid                              --          --          (11,709)
                                             ---------   ---------      -----------
               Net cash provided by
                 activities                 $ 688,631   $ 105,214      $ 2,853,216
                                             ---------   ---------     -----------

       Net increase (decrease) in cash      $   8,596  $ ( 5,277)     $     30,368

CASH
      Beginning                                21,772      18,644             --
                                             ---------   ---------     -----------

      Ending                                $  30,368   $  13,367      $    30,368
                                             =========   ========      ===========

Non cash Financing Activities
    Stock issued for services provided      $ 791,824   $    --        $ 1,380,431
                                             ========    ========       ==========
    Dividends converted to preferred stock  $     --    $    --        $    35,657
                                             ========    ========       ==========
    Convertible loan satisfied by issuance
       of stock                             $     --    $    --        $    50,000
                                             ========    ========       ==========


See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

    Note 1.  Interim Reporting

           These financial statements have not been audited and have been prepared on a review basis only. The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2001 audited financial statements and notes thereto.

     Note 2. Nature and Continuance of Operations

           World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $4,425,973 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

           The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At March 31, 2002, the Company had sold 26,562,314 shares of common stock at prices ranging from $.05 to $2.75 per common share.

           After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of March 31, 2002, the Company had sold 187,780 shares of preferred stock at $6.00 per share.
           The Company will issue stock to certain key individuals for services rendered in lieu of cash payments.

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

             The following table sets forth the computation of basic and diluted loss per share:

                                               Three Months      Six Months
                                                   Ended            Ended
                                              March 31, 2002   March 31, 2002
               Numerator:
                   Net loss plus preferred
                     dividends                   $(489,170)      $(1,234,409)
               Denominator
                   Weighted average shares
                   outstanding                  23,361,564        22,891,097
               Basic and diluted EPS             $    (.02)        $    (.05)

           Fair Value of Financial Instruments
             The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended March 31, 2002.

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

Note 4.  Prepaid Expenses
             Prepaid expenses as of March 31, 2002 consist of the following:

               Prepaid inventory                                   $ 12,450
               Prepaid insurance                                        203
               Other                                                  6,817
                                                                   --------
                                                                   $ 19,470
                                                                   ========
Note 5.  Other Assets
             The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at March 31, 2002 was $8,750.

             In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of March 31, 2002, the net carrying value of the license was $15,625.

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

             In April 2000, the Board of Directors of World Wide video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of March 31, 2002, 326,400 common shares at $2.25 per share have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the investor.

             During 2001, the Company raised $246,700 through a private offering sale of 3,592,500 shares of common stock. During fiscal 2001 and 2000, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

             In November 2001, the Company commenced a private offering preferred stock. As of March 31, 2002, the Company had sold 66,666 cumulative preferred shares, raising $400,000 in capital. The preferred stock earns a dividend at a rate of 6% per year, payable semi-annually. Each share included warrants entitling the holder to purchase additional shares of preferred stock at $6.00 per share. As of March 31, 2002, warrants totaled 133,332, which expire June 30, 2002.

Note 7.  Operating Lease
             The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of one year expiring April 30, 2002, monthly rent is $1,100. Rent expense for the three months ended, March 31, 2002, was $9,969.

Note 9.  Related Parties
             The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts, approximately $597,449 remains unpaid at March 31, 2002.

             The two majority shareholders have loaned the Company money for operations. As of March 31, 2002, the balance due to the shareholders is $8,541 and is shown on the balance sheet as notes payable.

Note 10.  Notes Receivable
             In January 2001, the Company loaned a total of $10,000 to an employee. The note has stated interest of 0% for the first 90 days and 5% per year thereafter and is due within April 2002. As of March 2002, the accrued interest income from the notes totaled $509.

             In December 2001, the Company loaned an additional $6,000 to an employee, with stated interest of 0% for the first 90-days and 5% annually thereafter, due by December 2002.

             In January 2002, the Company sold preferred stock to an existing Shareholder for $200,000. The Company has received $150,000 in cash and as of March 31, 2002, $50,000 remain unpaid. Management fully expects collection of the remaining balance.

Note 11.  Commitments and Contingencies
             The Company has entered into several agreements and contracts in connection with the raising of capital.

             Raising Capital:
             The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 9). Other contracts require compensation in the form of stock. As of March 31, 2002, the company had $2,591 in common stock due to individuals for services rendered.

Note 12.  Stock Options

             The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 411,000 shares under the Plan. All options have an eight-year term from the exercise date. As of March 31, 2002, 197,000 shares have been exercised. The following summarizes the option activity under the Plan:

                                               Number of Shares   Option Price
               Outstanding, September 30, 2001       99,000          $  .10
               Granted                              200,000             .10
               Exercised                            (65,000)            .10
               Canceled or expired                  (20,000)             -
                                                    -------          -------
               Outstanding, March 31, 2002          214,000          $  .10
                                                    =======          =======

            The vesting period of the remaining options is as follows:
              Vested and exercisable                                176,000
              September 30, 2002                                      6,000
              September 30, 2003                                     16,000
              September 30, 2004                                     16,000
                                                                    -------
                                                                    214,000
                                                                    =======

            No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of March 31, 2002.


           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

            The Company earned no significant revenues for the periods 2001 or 2002, due to products still being in the development stage. During the quarter ended March 31, 2002, the Company sold a minimum quantity of peripheral and limited production items for $805. The Company incurred expenses of $489,170 and $222,751 for the three month periods ended March 31, 2002 and 2001, respectively. Expenses increased 120% mainly due to product development costs and consulting fees. The Company obtained sub-contractors to promote and establish markets for the product. Additionally, the Company hired consultants to aid in the establishment of business plans and strategies and to assist in administrative functions. The costs of the consultants increased $107,730 for the quarter ended, March 31, 2002, up from the same quarter ended in 2001.

            Net losses for the quarters ended, March 31, 2002 and 2001 were $488,386 and $216,915, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. The Company is attempting to raise additional working capital using equity investments. The Company is unable to begin production and shipment of large quantities of products until additional financing is obtained.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED, MARCH 31, 2002

            Results of operations for the six month period ended, March 31, 2002, is similar to the above comments. The Company's earned revenue was $805, with increases in expense categories of sub-contractors and consulting fees. Sub-contractors increased nearly $660,000 and professional (consulting) fees increased over $156,000 for the quarter ended, March 31, 2002, as compared to the same quarter in 2001.

            Net losses for the quarter ended, March 31, 2002, and 2001, were $1,233,358 and $422,002, respectively. The Company started shipping products off an automated production line in late March. Revenue should start to appear in the next quarterly report. The Company expects the losses to continue until revenue cash flow increases, additional working capital can be raised from using equity investments and account payable financing. To some degree, production of future products is dependent upon the attainment of additional financing.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents as of March 31, 2002, were $30,368. The Company is attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.

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