Form 10QSB
period 2002-06-30
WORLD WIDE VIDEO INC
filed 2002-08-14
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended Commission File Number
                      June 30, 2002          0-26235


                               WORLD WIDE VIDEO, INC.
               (Exact name of registrant as specified in its charter)
             Colorado                                     54-1921580
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

36,641,288 Common Shares Issued as of as of June 30, 2002.

189,447 Preferred Shares Issued as of June 30, 2002. No Preferred Warrants exist as of June 30, 2002.

Part I: FINANCIAL INFORMATION

                    YOUNG, NICHOLAS, BRANNER & PHILLIPS, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


                                                INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
World Wide Video, Inc.
Culpeper, VA 22701

We have reviewed the accompanying balance sheet of World Wide Video, Inc. as of June 30, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months and the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of World Wide Video, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles.

We have compiled the accompanying balance sheet of World Wide Video, Inc. as of September 30, 2001 and the related statements of operations for the three months and nine months ended June 30, 2001 and from the date of inception (July 16, 1997) through September 30, 2001, the statement of changes in stockholders' equity from the date of inception (July 16, 1997) through September 30, 2001 and the statement of cash flows for the nine months ended June 30, 2001 and from the date of inception (July 16, 1997) through September 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements of World Wide Video, Inc. as of September 30, 2001 were audited by other auditors whose report dated January 8, 2002 expressed an unqualified opinion on those statements.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 4 to the financial statements, the Corporation has suffered continued losses that raise substantial doubt about its ability to continue as a going concern during the development stage. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 2, 2002

                              WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      June 30, 2002 and September 30, 2001
                             (Stated in US Dollars)



                                                    June 30,    September 30,
                                                       2002           2001

                     ASSETS

CURRENT ASSETS
   Cash in banks                                      $   4,104     $  21,772
   Notes receivable                                      25,000        13,200
   Advances and other receivables                        26,600         2,745
   Inventory                                            284,449       184,737
   Prepaid expenses                                      20,365        17,811
   Deferred offering costs                                3,000         3,000
                                                      ---------     ---------
          Total current assets                        $ 363,518     $ 243,265
                                                      ---------     ---------
PROPERTY AND EQUIPMENT
   Computer and equipment                             $ 128,670     $ 119,142
   Software                                              16,408        16,408
                                                      ---------     ---------
                                                      $ 145,078     $ 135,550
   Less accumulated depreciation                         67,569        47,424
                                                      ---------     ---------
                                                      $  77,509     $  88,126
                                                      ---------     ---------
OTHER ASSETS
   Licenses, net of accumulated
        amortization                                  $  18,750     $  35,625
   Artwork                                                2,445         2,445
   Deposits                                               6,016         1,150
                                                      ---------     ---------
                                                      $  27,211     $  39,220
                                                      ---------     ---------
                                                      $ 468,238     $ 370,611
                                                      =========     =========

                             WORLD WIDE VIDEO, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    June 30, 2002 and September 30, 2001
                             (Stated in US Dollars)



                                                     June 30,    September 30,
                                                         2002           2001
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                  $   79,441     $ 145,493
   Due to officers                                      578,871       517,450
   Due to employees                                      37,347        63,562
   Preferred dividends payable                            1,324        47,630
   Accrued stock                                          2,591        24,191
   Notes payable                                          8,270        25,683
                                                      ---------     ---------
      Total current liabilities                      $  707,844     $ 824,009
                                                      ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 36,641,288 and 17,590,761 issued
       and outstanding, respectively                 $    3,666    $    1,759
Preferred stock, $.01 par value, 10,000,000
       shares authorized, 189,447 and 121,114 issued
       and outstanding, respectively                      1,894         1,211
Additional paid in capital                            4,897,745     2,930,129
Unearned compensation                                  (282,534)     (193,882)
Deficit accumulated during the development stage     (4,860,377)   (3,192,615)
                                                     ----------    ----------
                                                     $ (239,606)   $ (453,398)
                                                     ----------    ----------
                                                     $  468,238    $  370,611
                                                     ==========     =========
See Notes to Financial Statements



                                       WORLD WIDE VIDEO, INC.
                                  (A Development Stage Company)

                                   STATEMENTS OF OPERATIONS
                          For the Three Months and Nine Months ended
                       June 30, 2002 and 2001 and from July 16, 1997 (Date of
                           Inception) to June 30, 2002
                                    (Stated in US Dollars)
                                          (Unaudited)

                                                                        Cumulative from
                               Three months         Nine Months           July 16, 1997
                                  ended                ended         (Date of Inception)
                                 June 30,            June 30,             to June 30,
                             2002        2001     2002        2001              2002
                             ----        ----     ----        ----              ----

   Sales                  $     --    $    --   $     --     $     --      $       --
                          ---------   ---------   ---------  ----------      ----------

PRODUCT DEVELOPMENT COSTS
   Salaries               $ 102,229   $ 84,980  $   301,049  $ 324,692     $ 1,332,642
   Subcontractors             5,418      7,265      673,493     16,916       1,479,908
   Other development costs   16,875      9,819       23,487     71,498         487,284
                          ---------   ---------   ---------  ----------      ----------
                          $ 124,522   $102,064  $   998,029  $ 413,106     $ 3,299,834
                          ---------   ---------   ---------  ----------      ----------
 GENERAL AND ADMINISTRATIVE EXPENSES
   Office                 $   4,958   $  2,328  $    13,879  $  10,484     $   166,914
   Marketing and sales       35,273      6,130       89,725     18,909         274,937
   Legal and
      professional          281,440     11,695      482,363     55,843         677,987
   Occupancy                  4,991     11,829       34,723     27,067         140,348
   Utilities and
      telephone               8,530      4,327       20,089     14,369          76,135
   Depreciation and
      amortization           12,356     12,032       37,020     36,254         137,421
   Insurance                  9,258      9,123       19,469     22,341          64,937
   Other                      9,243     17,636       29,683     26,500         118,149
                          ---------   --------    ---------  ----------      ----------
                          $ 366,049   $ 75,100  $   726,951  $ 211,767     $ 1,656,828
                          ---------   --------    ---------  ----------      ----------

Total Costs & Expenses  $  (490,571) $(177,164) $(1,724,980) $(624,873)    $(4,956,662)

OTHER INCOME                 10,499     87,009       11,303     93,957         114,833

FINANCIAL INCOME AND EXPENSE
     Interest income           (509)        --           22         --              23
     Interest expense          (128)    (2,107)        (412)    (3,349)         (5,550)
                           --------    --------   ---------  ----------     ----------

      Net loss          $  (480,709) $ (92,262) $(1,714,067) $(534,265)    $(4,847,356)
                           ========= ==========   =========  ==========     ===========

Net loss per share        $    (.02) $    (.01)    $   (.07) $    (.05)    $      (.20)
                          ========== ==========   =========  ==========     ===========
Weighted average number
of common shares
outstanding              28,465,321  11,885,533  24,725,833 11,439,153      24,725,833
                          ========== ==========   =========  ==========     ===========

See Notes to Financial Statements


                                     WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to June 30, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                                                Accumulated
                                                        Cumulative  Additional                 Deficit During
                                     Common Stock        Preferred   Paid In      Unearned       Development
                                   Shares       Amount       Par     Capital    Compensation        Stage       Total
                                   ------       ------    -------       -----       -----           -----       -----
Issuance of share capital
   to Founders, July 16, 1997           200       $  --       --       $  200     $    --          $   --     $   200

Net loss, period ended
   September 30, 1997                   --           --       --          --           --              --          --
                                    -------      -------   --------    -------     -------         -------     -------
Balance, September 30, 1997             200          --       --       $  200     $    --          $   --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998     9,999,800       1,000       --         (200)         --              --         800

Sale of common stock, April 3,
  through September 8, 1998         443,737          44       --      634,558          --              --     634,602

Net loss, year ended September 30,
  1998                                  --           --       --          --           --         (468,326)  (468,326)
                                  ----------     -------   -------   --------     --------        --------   --------
Balance, September 30, 1998       10,443,737      1,044       --      634,558          --         (468,326)   167,276

Sale of common stock                 315,250         32       --      213,433          --               --    213,465

Sale of preferred stock                 --           --       235     140,765          --               --    141,000

Contributed services                 252,381         25       --      350,285          --               --    350,310

Dividend, cumulative preferred shares   --          --        --          --           --           (1,020)    (1,020)

Net loss, year ended September 30,
  1999                                  --          --        --          --           --         (920,887)  (920,887)
                                  ----------    -------  --------   ---------     --------       ---------  ---------
Balance, September 30, 1999       11,011,368     $1,101    $  235  $1,339,041    $     --      $(1,390,233) $( 49,856)



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to June 30, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                                                Accumulated
                                                        Cumulative  Additional                 Deficit During
                                     Common Stock        Preferred   Paid In      Unearned       Development
                                   Shares       Amount       Par     Capital    Compensation        Stage       Total
                                   ------       ------    -------       -----       -----           -----       -----
Sale of common stock                 140,000         14       --      314,982          --             --      314,996

Sale of preferred stock                 --          --        918     550,092          --             --      551,010

Dividends converted to stock            --          --         58      34,579          --             --       34,637

Dividend, cumulative preferred shares   --          --        --          --           --         (25,996)    (25,996)

Net loss, year ended September 30,
  2000                                  --          --        --          --           --        (960,881)   (960,881)
                                  ----------      ------   ------   ---------     ---------     ----------  ----------
Balance, September 30, 2000       11,151,368     $1,115    $1,211  $2,238,694    $     --     $(2,377,110) $( 136,090)

Sale of common stock               3,592,500        359       --      246,341          --             --      246,700

Employee stock options exercised     132,000         13       --       13,187          --             --       13,200

Contributed services               2,714,893        272       --      431,907          --             --      432,179

Unearned Compensation                   --          --        --          --      (193,882)           --     (193,882)

Dividend, cumulative preferred shares   --          --        --          --           --         (32,310)    (32,310)

Net loss, year ended September 30,
    2001                                --          --        --          --           --        (783,195)   (783,195)
                                  ----------      ------   ------   ---------     ---------      ---------  ----------
                                  17,590,761     $1,759    $1,211  $2,930,129    $(193,882)   $(3,192,615)  $(453,398)

Sale of common stock               6,335,199        636       683     771,453          --             --      772,772

Employee stock options exercised      65,000          6       --        6,494          --             --        6,500



                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to June 30, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)
                                                                                                Accumulated
                                                        Cumulative  Additional                 Deficit During
                                     Common Stock        Preferred   Paid In      Unearned       Development
                                   Shares       Amount       Par     Capital    Compensation        Stage       Total
                                   ------       ------    -------       -----       -----           -----       -----

Contributed services              12,650,328      1,265       --    1,202,469          --             --    1,203,734

Unearned Compensation                   --          --        --          --       (88,652)           --      (88,652)

Loss on purchase of treasury stock      --          --        --      (12,800)         --             --      (12,800)

Dividends reversed, expired warrants    --          --        --          --           --          46,305      46,305

Net loss, nine months ended June
    30, 2002                            --          --        --          --           --      (1,714,067) (1,714,067)
                                  ----------      ------   ------    ---------    ---------     ----------  ----------
                                  36,641,288     $3,666    $1,894  $4,897,745    $(282,534)   $(4,860,377) $ (239,606)
                                  ==========      ======   ======   =========    ==========     ==========  ==========

                        See Notes to Financial Statements

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                    For the Nine Months Ended June 30, 2002 and 2001 and July
                 16, 1997 (Date of Inception) to June 30, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                       Cumulative for
                                                                        July 16, 1997
                                                                          (Date of
                                              Nine months ended           Inception)
                                          June 30,      June 30,      to June 30,
                                             2002           2001             2002
                                             ----           ----         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                             $(1,714,067)  $(534,737)    $ (4,847,356)
     Non cash items included in net loss
         Depreciation and amortization         37,021      36,254          137,433
         Loss on sale of equipment                --          472              472
         Contributed services               1,121,583         --         1,710,190
         Change in assets and liabilities:
            Accounts receivable               (23,855)      4,909          (26,600)
            Inventory                         (99,712)     (2,389)        (284,449)
            Prepaid expenses                   (2,554)      2,392          (20,365)
            Deposits                           (4,866)         --           (6,016)
            Deferred charges                      --           --           (3,000)
            Accounts payable                  (66,054)     90,181           79,440
            Salaries payable - officer         61,421     145,947          578,871
            Salaries payable                  (26,215)     71,758           37,347
            Deferred revenue                      --      (67,500)               --
            Accrued stock                     (21,600)     63,751            2,591
                                             ---------   ---------      -----------
              Net cash used in operating
                activities                  $(738,898)  $(188,962)   $  (2,641,442)
                                             ---------   ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $ ( 9,527)  $ ( 4,994)   $    (146,651)
       Purchase of licenses                        --          --          (87,500)
       Purchase of artwork                         --          --           (2,445)
       Notes receivable                       (11,800)    (11,200)         (25,000)
                                             ---------   ---------     ------------
               Net cash used in investing
                 activities                 $ (21,327)  $ (16,194)   $    (261,596)
                                             ---------   --------      ------------


                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                      For the Nine Months Ended June 30, 2002 and 2001 and July
                   16, 1997 (Date of Inception) to June 30, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                        Cumulative for
                                                                         July 16, 1997
                                                                           (Date of
                                               Nine months ended           Inception)
                                           June 30,     June 30,        to June 30,
                                             2002           2001             2002
                                             ----           ----        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net proceeds from notes payable      $ (17,413) $   42,186      $     8,270
       Proceeds from issuance of
         common stock                         349,970     168,262        1,973,934
       Proceeds from issuance of
         preferred stock                      410,000          --          936,647
       Dividends paid                              --          --          (11,709)
                                             ---------   ---------     -----------
               Net cash provided by
                 activities                 $ 742,557   $ 210,448      $ 2,907,142
                                             ---------   ---------     -----------

       Net increase (decrease) in cash      $ (17,668)  $   5,292      $     4,104

CASH
       Beginning                               21,772      18,644             --
                                             ---------   ---------     -----------

       Ending                               $   4,104   $  23,936      $     4,104
                                            =========    ========      ===========

Non-cash Investing Activities
    Related party note receivable satisfied
       with common stock                    $  16,000   $    --        $    16,000
                                            =========    ========       ==========

Non-cash Financing Activities
    Stock issued for services provided     $1,210,235   $    --        $ 1,992,724
                                            =========    ========       ==========
    Dividends converted to preferred stock  $     --    $    --        $    35,657
                                             ========    ========       ==========
    Convertible loan satisfied by issuance
       of stock                             $     --    $    --        $    50,000
                                             ========    ========       ==========



See Notes to Financial Statements

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                NOTES TO FINANCIAL STATEMENTS
                                        June 30, 2002
                                    (Stated in US Dollars)
                                          (Unaudited)

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

    Note 2.   Nature and Continuance of Operations

           World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $4,860,377 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

           The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development. The Company conducted a private securities offering which closed April 6, 1999. At June 30, 2002, the Company had sold 36,641,288 shares of common stock at prices ranging from $.02 to $2.75 per common share.

           After the completion of the above private securities offering, the Company began pursuing private placements from other sources. Based on the analysis of funds available and funds required to complete the initial production of product and associated productions cost, research and development, the Company decided to raise additional required working capital by a Regulation D Rule 506 offering of preferred stock. As of June 30, 2002, the Company had sold 189,447 shares of preferred stock at $6.00 per share.
           The Company will issue stock to certain key individuals for services rendered in lieu of cash payments.

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

           Loss Per Share
             The Company has adopted Statement of Financial Accounting Standards
             (SFAS) No. 128, which established standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilutions that could occur of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. This computation excludes securities which are anti-dilutive.

             The following table sets forth the computation of basic and diluted loss per share:

                                               Three Months      Nine Months
                                                   Ended            Ended
                                              June 30, 2002   June 30, 2002
               Numerator:
                   Net loss plus preferred
                     dividends                   $(493,733)      $(1,727,091)
               Denominator
                   Weighted average shares
                   outstanding                  28,465,321        24,725,833
               Basic and diluted EPS             $    (.02)        $    (.07)

           Fair Value of Financial Instruments
             The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended June 30, 2002.

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

Note 4.  Need for Additional Capital
             The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development and bring the products to market. The Company has raised capital through a variety of private security offerings of both preferred and common stock. Management's course of action to raise additional funds will be through similar private offerings or public offerings, which in Management's opinion will provide sufficient capital resources to complete current product development and initial product marketing. For the nine months ending June 30 2002, the Company sold approximately twenty-two units in addition to various consulting fees.

Note 5.  Prepaid Expenses
             Prepaid expenses as of June 30, 2002 consist of the following:

               Prepaid inventory                                   $ 12,450
               Prepaid insurance                                      1,098
               Other                                                  6,817
                                                                   --------
                                                                   $ 20,365
                                                                   ========
Note 6.  Other Assets
             The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at June 30, 2002 was $6,250.

             In June, 2000, the Company acquired a second technology license from Databeam Corporation for $37,500. The license permits the Company to use certain software programs for the purpose of creating enhanced software products. The license expires at the end of three years and is being amortized over that period. As of June 30, 2002, the net carrying value of the license was $12,500.

             In connection with a private securities offering, the Company has deferred costs of $3,000 associated with certain filing requirements that are expected to be completed in the near future. These charges will be netted against proceeds of the offering when filings are completed.

Note 7.  Contributed Capital
             In connection with the re-incorporation of the Company, the original stockholders received 10,000,000 shares of common stock.

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

             In April 2000, the Board of Directors of World Wide video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of June 30, 2002, 326,400 common shares at $2.25 per share have been issued under this agreement. Completion of the agreement is unlikely.

             During 2001, the Company raised $246,700 through a private offering sale of 3,592,500 shares of common stock. For the nine months ended, June 30, 2002, the Company sold 6,355,199 common shares, raising $372,772 in additional capital.

             During fiscal 2000, 2001 and 2002, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock, measured by the closing price of the prior day. Additionally, some of the common stock issued for services is discounted up to 25% of the current sales price to offset fluctuations in the market value of the common stock.

             In November 2001, the Company commenced a private offering of preferred stock. As of June 30, 2002, the Company had sold 68,333 cumulative preferred shares, raising $410,000 in capital. The preferred stock earns a dividend at a rate of 6% per year, payable semi-annually. All warrants associated with the preferred shares have expired as of June 30, 2002.

Note 8.  Operating Lease
             The Company leases office space in Culpeper, Virginia, under three lease agreements, with month-to-month terms. Rent expense for the three months ended, June 30, 2002, was $4,991.

Note 9.  Related Parties
             The two majority stockholders have employment agreements which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts, approximately $578,871 remains unpaid at June 30, 2002.

             The two majority shareholders have loaned the Company money for operations. As of June 30, 2002, the balance due to the shareholders is $8,270 and is shown on the balance sheet as notes payable.

Note 10.  Notes Receivable
             In January 2001, the Company loaned a total of $10,000 to an employee. The note has stated interest of 0% for the first 90 days and 5% per year thereafter and is due within April 2002. As of June 2002, the accrued interest income from the note totaled $599. In October 2001, the employee was terminated but continues to work as a consultant, providing sales and marketing functions. In December 2001, the Company loaned an additional $6,000 to the same person, with stated interest of 0% for the first 90-days and 5% annually thereafter, due by December 2002. The accrued interest income was $75 through June 30, 2002. The loanee had the option to payoff the notes with cash, unpaid salaries or the Company's common stock valued at $.10 per share without regard to the market value of the stock. In June 2002, the loanee opted to payoff the note using 160,000 shares of common stock at $.10 per share. The market value of the common stock was $.035 per share, which resulted in a loss on the transaction of $10,400. The loss is reflected in additional paid in capital. In addition, the Company waived the interest due of $674.

             In January 2002, the Company sold preferred stock to an existing Shareholder for $200,000. The Company has received $175,000 in cash and as of June 30, 2002, $25,000 remain unpaid. Management expects collection of the remaining balance.

Note 11.  Commitments and Contingencies
             The Company has entered into several agreements and contracts in connection with the raising of capital.

             Raising Capital:
             The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions (see Notes 6 and 8). Other contracts require compensation in the form of stock. As of June 30, 2002, the company had $2,591 in common stock due to individuals for services rendered.

Note 12.  Stock Options

             The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 411,000 shares under the Plan. All options have an eight-year term from the exercise date. As of June 30, 2002, 197,000 shares have been exercised.

             The following summarizes the option activity under the Plan:

                                               Number of Shares   Option Price
               Outstanding, September 30, 2001       99,000          $  .10
               Granted                              200,000             .10
               Exercised                            (65,000)            .10
               Canceled or expired                  (20,000)             -
                                                    -------          -------
               Outstanding, June 30, 2002           214,000          $  .10
                                                    =======          =======

            The vesting period of the remaining options is as follows:
              Vested and exercisable                                176,000
              September 30, 2002                                      6,000
              September 30, 2003                                     16,000
              September 30, 2004                                     16,000
                                                                    -------
                                                                    214,000
                                                                    =======

            No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of June 30, 2002.

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002

            The Company earned no significant revenues for the periods 2001 or 2002, due to products still being in the development stage. During the quarter ended June 30, 2002, the net sales of the company increased to $31,399. The Company incurred expenses of $490,571 and $177,164 for the three month periods ended June 30, 2002 and 2001, respectively. Expenses increased 177% mainly due to product development costs, consulting fees and marketing expenses. The salaries in product development costs increased due to a bonus paid to the president. The bonus was issued to cover interest costs incurred on short term loans due to back salaries unpaid. Additionally, the Company hired consultants to aid in the establishment of business plans and strategies and to assist in administrative functions. The costs of the consultants increased $269,745 for the quarter ended, June 30, 2002, up from the same quarter ended in 2001. The majority of the consultants were issued company stock in exchange for services. Marketing expenses represents an increase in press releases promoting advancements of the Company. Marketing expense also includes travel and costs related to contacting potential investors and participating in product exhibitions.

            Net losses for the quarters ended, June 30, 2002 and 2001 were $480,709 and $92,282, respectively. The losses are expected to continue until adequate business income from product sales can be achieved. The current ratio of the Company is 0.47, which means current assets will not cover current liabilities due.

            The 3rd quarter figures represented the first actual quarter of automated production, which began late in the quarter. The figures reflect revenue that mostly occurred in the last month of the quarter. At the end of the third quarter WWV products for large quantity shipments began to receive more attention. Two contract efforts are underway, each require WWV to provide a custom demonstration system for evaluation. If WWV is successful in consummating one of these, a very large order will most likely follow. WWV hopes that one or both of these efforts will be completed in the 4th quarter.

            Additional back orders are to be shipped in the 4th quarter. WWV Estimates that the combination of revenue, back orders and orders for its 4th quarter should be over $100,000. Furthermore, revenue forecasts are expected exceed $1 million for WWV in fiscal year 2003, which will mainly be generated from security and surveillance product sales and service related contracts where WWV will provide engineering support. WWV's products and services have won the praise of industry officials in need of the most advanced security surveillance capabilities.

            The Company is attempting to raise additional working capital using delivery order and accounts receivable financing, prepayment on product sales, including equity investments.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED, JUNE 30, 2002

            Results of operations for the nine month period ended, June 30, 2002, is similar to the above comments. The Company's net earned revenue was $32,204, with increases in expense categories of sub-contractors, consulting fees and marketing expenses. Sub-contractors increased nearly $657,000 and professional (consulting) fees increased over $426,000 for the nine months ended, June 30, 2002, as compared to the same nine months in 2001. The Company obtained sub-contractors to promote and establish markets for the products, while consultants perform similar marketing functions and aid in administrative duties. Marketing expense includes travel and advertisements promoting the Company and its products.

            Net losses for the nine months ended, June 30, 2002, and 2001, were $1,714,067 and $534,265, respectively. The Company expects the losses to continue until additional working capital can be raised from using equity investments. Production of future products is dependent upon the attainment of additional financing.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents as of June 30, 2002, were $4,104. The Company is attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.

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

World Wide Video, Inc.


---------------------------------
John G. Perry, President