Form 10QSB/A
period 2002-06-30
WORLD WIDE VIDEO INC
filed 2002-08-28
CIK 1086519

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

                                       3




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

See Notes to Financial Statements




                                       WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                   STATEMENT OF CHANGES IN  STOCKHOLDERS' EQUITY (DEFICIT)

                             For the Period July 16, 1997, Inception,
                                       to June 30, 2002
                                    (Stated in US Dollars)
                                         (Unaudited)

                                                                                                Accumulated
                                                        Cumulative  Additional                 Deficit During
                                     Common Stock        Preferred   Paid In      Unearned       Development
                                   Shares       Amount       Par     Capital    Compensation        Stage       Total
                                   ------       ------    -------    -------       -----            -----       -----
Issuance of share capital
   to Founders, July 16, 1997           200       $  --       --       $  200     $    --          $   --     $   200

Net loss, period ended
   September 30, 1997                   --           --       --          --           --              --          --
                                    -------      -------   --------    -------     -------         -------     -------
Balance, September 30, 1997             200          --       --       $  200     $    --          $   --     $   200

Exchange of shares, issuance
  of new shares, May 12, 1998     9,999,800       1,000       --         (200)         --              --         800

Sale of common stock, April 3,
  through September 8, 1998         443,737          44       --      634,558          --              --     634,602

Net loss, year ended September 30,
  1998                                  --           --       --          --           --         (468,326)  (468,326)
                                  ----------     -------   -------   --------     --------        --------   --------
Balance, September 30, 1998       10,443,737      1,044       --      634,558          --         (468,326)   167,276

Sale of common stock                 315,250         32       --      213,433          --               --    213,465

Sale of preferred stock                 --           --       235     140,765          --               --    141,000

Contributed services                 252,381         25       --      350,285          --               --    350,310

Dividend, cumulative preferred shares   --          --        --          --           --           (1,020)    (1,020)

Net loss, year ended September 30,
  1999                                  --          --        --          --           --         (920,887)  (920,887)
                                  ----------    -------  --------   ---------     --------       ---------  ---------
Balance, September 30, 1999       11,011,368     $1,101    $  235  $1,339,041    $     --      $(1,390,233) $( 49,856)






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

Item 7.  Exhibit 1: Exhibit 99.1 Certification Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of The
         Sarbanes-Oxley Act of 2002.

Item 8.  Exhibit 2: Exhibit 99.2 Certification Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of The
         Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this __28th___ day of _____August______.

World Wide Video, Inc.


- --------------------------------
John G. Perry, President

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTIION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of World Wide Video, Inc. (the "Company") on Form 10-QSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I , John G. Perry, Chief Executive Officer of the Company, certify, pursuant to 18 USC 1350, as adopted pursuant to 906 of the Sarbancs-Oxley Act of 2002, that to the best of my knowledge and belief.

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/ John G. Perry
                                     John G. Perry, Chief Executive Officer

Dated: 08/28/02

Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTIION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of World Wide Video, Inc. (the "Company") on Form 10-QSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I , John G. Perry, Acting Chief Financial Officer of the Company, certify, pursuant to 18 USC 1350, as adopted pursuant to 906 of the Sarbancs-Oxley Act of 2002, that to the best of my knowledge and belief.

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ John G. Perry
                                  John G. Perry, Acting Chief Financial Officer

Dated: 08/28/02