Form 10KSB
period 2002-09-30
WORLD WIDE VIDEO INC
filed 2003-02-04
CIK 1086519

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



          For the fiscal year ended September 30, 2002 Commission file number: 000-26235

                             WORLD WIDE VIDEO, INC.
             (Exact name of registrant as specified in its charter)

   Colorado                                        54-1921580
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

102A North Main Street, Culpeper, Virginia              22701
--------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number: (540) 727-7551

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes  X        No
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                             ______ Yes ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002: $398,785 (approximately)

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 2002: 46,455,574

Number of outstanding shares of the registrants Preferred shares as of September 30, 2002: 189,447

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.       Description of Business                                          1

Item 2.       Properties                                                      11

Item 3.       Legal Proceedings                                               11

Item 4.       Submission of Matters to a Vote of Security Holders             11


                                    PART II

Item 5.       Market For the Registrants Common Stock and
              Related Stockholder Matters                                     11

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results Operations                                          13

Item 7.       Financial Statements and Supplementary Data                     14

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        29


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant              29

Item 10.      Executive Compensation                                          29

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management
                                                                              30

Item 12.      Certain Relationships and Related Transactions                  32


                                    PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
              From 10-K                                                       32


SIGNATURES                                                                    33

CONSENT OF
ACCOUNTANT                                                                    34

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

WWV is a development stage company designing and developing custom ultra high speed and low cost hardware. The initial product has been based on the International Telecommunication Union (ITU) Standard, H.324, and will perform over normal telephone lines. This technology allows for bi-directional audio, video, and data over normal analog phone lines. Future products will support
H.320 (for ISDN, ATM, ADSL, Satellites) and H.323 (for ETHERNET and INTERNET). The key portion of the Company's technology is being built around a series of new CoDec (audio/video Compression/Decompression) technology. The Company's technology is based on new and emerging custom chips, video compression algorithms, and support technologies. The Company's technology is designed to produce faster, smaller, and better performing video communication products at a lower cost than is currently available in the market place. In addition, WwV has video storage compression systems that will monitor locally and in unattended mode for a month or more. Furthermore, the company's technology and products can and will be tailored (customized) to meet specific client applications and market niches.

In anticipation of market introduction, the founders have developed several versions of prototype products, written proprietary enabling software/firmware, presented the products to large potential customers, developed an INTERNET WEB Site (www.wwv-usa.com) and identified potential strategic partners/distributors in the United States and other parts of the world.

By Spring 2002, World Wide Video was in automated production of DVBs. The DVB is unique in the market place for it size, storage capabilities, audio, wire-less, alarms and 12 volt features. These units were either sold or loaned for evaluation units to potential customers, and used by World Wide Video for demonstration purposes. The capabilities and feature set of the DVB has created a demand for special application hardware for unique niche markets. From user evaluation feedback WWV has modified the DVB to add realtime video transmission of compressed video over a LAN connection while simultaneously recording the incoming video data. This application has found favor with law enforcement for use in police cruisers because the realtime capture and/or playback can be viewed on in-car computer screens without having to add additional monitors.

In dealing with local government agencies WWV is positioning its products to be included in next year's budget acquisition cycle. Sales into these markets relies heavily on funds availability and budget provisions which tend to have long-lead cycles. A special application DVB was developed that will provide a compressed streaming video file for transmission over the Internet. WWV has begun providing hardware to an Internet Service provider (ISP) that markets web service to local city governments. This ISP provider is now offering a service where city council meetings are digitally recorded with each individual meeting session provided as a separate video/audio stream for viewing over the Internet. Using the DVB, they will not have to process video tapes after the council meeting but can do all of the recording and compression during the sessions.

WWV has received a sub-contract to develop a video compression software and hard -ware product for use in military applications. The compression algorithm being developed is far superior to that being used in the world today. WWV has paused shipments of its Centurion products and intends to use the new algorithm in the "new" Version of the Centurion and other company products.

As of September 30, 2002 the Company had minimal income. Several delays have occurred in World Wide Video's planned sales schedule due to a jittery stock market, the company's low stock value, the difficulty in raising working revenue and a general reluctance of the commercial market in purchasing new security hardware until agencies like Homeland Security have established a budget and is providing funding or direction.

In addition, the Company plans to launch an E-COMMERCE sales effort to directly sell video compression hardware to customers online.

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

The Company plans a new version of the Centurion to be released in the summer of 2003. This version will contain the new greatly improved compression algorithm. The new Centurion board will be used in the next HOME MD prototypes.

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

Product Name: DVB(TM)
Target Markets: Digital Video Bank, Security and Surveillance

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

Over the next few years, the competition within the marketplace will increase and market share will go to those companies that offer quality and convenience at the lowest cost. According to industry experts, products will be competing based on "user friendliness," the ability to share information easily, and, most importantly, price.

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

Custom Products:

     1. Navy
     2. Taxi Cab Fleet
     3. Foreign Governments
     4. Canadian Police Organizations
     5. Scientific Data System
     6. Security Contractor

Standard Products:

     1. DataPower USA, Inc.
     2. United States Border Patrol
     3. For3D
     4. AlphaIs
     5. US Army
     6. US Department of State
     7. BTI
     8. C & P Video
     9. Comm Express
    10. Police Departments

All potential sales, including Purchase Orders, Contract(s), No Cost POs and Letters of Intent, are contingent upon the performance, availability and acceptance of the prototype units. There is the possibility that the customer no longer has the requirement or the need for the product could be delayed for these types of products. Another issue could be the customer's ability to pay for the production product. The company has had several delays in completing the production units. As of September 30, 2002, it appears that the technical problems have been overcome and production units should be shipped in the early 2003. The Company has complete arrangements with the to manufacturer to provide capital for orders from acceptable companies. This will reduce funding issues. In the opinion of management, there are no technical problems to produce and satisfy the potential orders. The key to success is in the increase in orders.

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

8x8, Inc. (formerly IIT) is the main competitor to WWV. 8x8 has been in the business of selling video compression chips for about ten years. About four years ago, they were producing a consumer POTS Set-Top-Box, which is a H.324 codec with a built-in camera to be used with a standard TV for video display and audio. The 8x8 and C-Phone frame rate is slow (according to their advertising - --theoretical maximum is 15 SQCIF frames per second) and the minimum bandwidth is 19.2 Kbps. WWV's Centurion? product is about 1/4 the physical size and requires about 1/4 the power. The Centurion? frame rate is better (theoretical maximum is 20 SQCIF frames per second) and the minimum bandwidth required is 9.6 Kbps. About a year ago 8x8 starting developing POTS based security products using the same chip designs. They have not made much progress again for the same reasons. Recent 8x8 announcements indicate that they may be leaving the consumer POTS area and that now 8x8 is concentrating on industrial/commercial markets.

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

On November 1, 2001, the Company decided to raise the additional required working capital by a Regulation D Rule 506 offering of Class A preferred stock. WWV started a preferred offering, which closed on June 30, 2002. The company sold 68,333 shares of preferred stock for a total of $410,000. The preferred offering consisted of selling a unit for $6. A unit includes one preferred share warrants. There is a dividend of 6% per year payable every 6 months. At the close of the preferred offering, WWV provided the option to convert the preferred shares to common stock at a ratio of 2 common shares for one preferred share.

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

Employees

As of September 30, 2002, the Company had four full time employees and several contract support staff. The Company's employees are not represented by a labor union or collective bargaining agreement. The Company regards its employee relations as excellent.

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

The Company was approved for trading by NASD in November, 2000 for the Over the Counter Bulletin Board (OTCBB).

In April, 2000 the Board of Directors of World Wide Video, Inc. accepted an offer to sell 5,786,400 common shares for a total of $11,769,400 to an outside investor, via a private placement. As of September 30, 2001, 326,400 common shares, at $2.25 per share, have been issued under this agreement. Completion of the agreement is dependent upon the cash flow of the outside investor. Only partial funds were received, and the contract was terminated in August, 2001.

During 2001 the Company raised $246,700 thru a private offering sale of 3,592,500 shares of common stock. During fiscal 2001 and 2000, the Company entered into several agreements in which shares were exchanged for services. Stock issued was valued at the current sales price of common stock.

During 2002 the Company raised $342,157 thru a private offering sale of 8,155,199 shares of common stock. During fiscal 2002, the Company entered into several agreements in which shares were exchanged for services and back salaries. Stock issued was valued at the current sales price of common stock.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

NASD approved the Company for trading of WWV's common stock in November 2000 for the Over the Counter Bulletin Board (OTCBB). On January 18, 2001 the Company was approved for trading on the OTCBB with the ticker symbol "WWVD."

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:


 Fiscal 2002                                                      High                   Low
 -----------                                                      ----                   ---

First Quarter (October 1, 2001 through December 31, 2001)          $0.650               $0.180
Second Quarter (January 1, 2002 through March 31, 2002)            $0.220               $0.070
Third Quarter (April 1, 2002 through June 30, 2002)                $0.140               $0.035
Fourth Quarter (July 1, 2002 through September 30, 2002)           $0.040               $0.007


As of September 30, 2002, there were 46,455,574 Common shares outstanding and 100,000,000 authorized.

As of September 30, 2002, there were 189,447 Preferred shares issued with 10,000,000 Preferred shares authorized. Preferred shares are not publicly traded. Dividends are being accrued at the rate of 6%. There were no Preferred warrants.

As of September 30, 2002, there were 231 holders of record of Common Stock. There are no dividends being paid for Common Stock.


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

Overview

WWV is a development stage company designing and developing custom high speed and low cost hardware for the video communication market. As of September 30, 2002 the Company had minimal income. As a result of the ongoing product develop-ment, the Company had a net loss of ($1,747,112) for the year ended September 30, 2002.

During the 2002 WWV has had to overcome numerous issues including:

    1. Insufficient working capital and financial backing
    2. Decrease in stock price
    3. Lateness of funds being released by customers and governments
    4. Customer requiring new feature to solve their applications
    5. Lack of Marketing support
    6. General Stock Market weakness
    7. General Economy weakness

The Company Business

Substantially all of the Company's operations have been in connection with the establishing a series of products based on video compression to penetrate the selected market areas. Those operations were restricted to design of products and development of prototypes for custom designed contracts. Most of that time was spent focusing on the design and development of new video communication products for market introduction. Several delays have occurred due to marketing issues and the inability for the company to raise sufficient financial resources.

By end of the year, World Wide Video designed and produced a line of Digital Video Banks (DVB). The DVB is unique in the market place for it size, storage capabilities, audio, wireless, alarms and 12 volt features. These units were either sold or loaned for evaluation units to potential customers, and used by World Wide Video for demonstration purposes. The capabilities and feature set of the DVB has created a demand for special application hardware for unique niche markets. From user evaluation feedback WWV has modified the DVB to add realtime video transmission of compressed video over a LAN connection while simultaneous-ly recording the incoming video data. This application has found favor with law enforcement for use in police cruisers because the realtime capture and/or play-back can be viewed on in-car computer wcreeens without having to add additional monitors.

In dealing with local government agencies WWV is positioning its products to be included in next year's budget acquisition cycle. Sales into these markets relies heavily on funds availability and budget provisions which tend to have long-lead cycles. A special application DVB was developed that will provide a compressed streaming video file for transmission over the Internet. WWV has begun providing hardware to an Internet Service provider (ISP) that markets web service to local city governments. This ISP provider is now offering a service where city council meetings are digitally recorded with each individual meeting session provided as a separate video/audio stream for viewing over the Internet. Using the DVB, they will not have to process video tapes after the council meeting but can do all of the recording and compression during the sessions.

WWV has received a contract to develop a video compression software and hardware product for use in military applications. The compression algorithm being developed is far superior to that being used in the world today. WWV has paused shipments of its Centurion products and intends to use the new algorithm in the "new" Version of the Centurion and other company products.

In addition, the Company plans to launch an E-COMMERCE sales effort to directly sell video compression hardware to customers online.

Result of Operations

The year ended September 30, 2002 compared to the year ended September 30, 2001

The Company had sales for the year ended September 30, 2002 of $50,931 compared to no sales in 2001.

Product development costs increased to $1,128,124 for the year ended September 30, 2002 from $508,659 for the year ended September 30, 2001. Salaries and related costs decreased to $341,175 for the year ended September 30, 2002, from $481,537 for the year ended September 30, 2001.

General and administrative expenses increased to $1,069,311 for the year ended September 30, 2002 from 362,146 in September 30, 2001.

Liquidity and Capital Resources

The Company's principal capital requirements have been to fund design of products, working capital and marketing of products being designed.

Net cash used in operating activities for the years ended September 30, 2002 and 2001 was ($770,834) and ($253,353), respectively. The decrease in cash used in operating activities in 2001 was primarily due to lack of working capital.

Net cash used in investing activities for the years ended September 30, 2002 and 2001 was ($9,074) and ($3,419), respectively.

Net cash provided by financing activities for the years ended September 30, 2002 and 2001 was $759,473 and $259,900, respectively.

As of September 30, 2002, the Company owed salaries to employees in the amount of $62,550. The Company also owed salaries and other amounts to officers in the amount of $267,758 as of September 30, 2001, down from $543,133 as of September 30, 2001.

                    COMMON SHARES ISSUED DURING FISCAL YEAR

QUARTER        SHARES          TYPE            PRICE       TOTAL CONSIDERATION

Quarter 1      2,563,324       S-8 Registered  $0.2057     $  527,221.39
               1,449,232       Restricted*     $0.0155     $   22,461.60

Quarter 2      1,104,364       S-8 Registered  $0.1187     $  131,073.22
               3,182,000       Restricted*     $0.0724     $  230,220.00

Quarter 3      5,865,640       S-8 Registered  $0.0537     $  314,719.95
               2,393,334       Restricted*     $0.0345     $   82,600.02

Quarter 4      9,994,286       S-8 Registered  $0.0627     $  626,924.99
               1,800,000       Restricted*     $0.0100     $   18,000.00
------------------------------------------------------------------------------
Total         28,352,180                                   $1,953,221.17

* The restricted shares issued as listed above were issued in reliance upon exemptions contained in Sections 4(2) and 4(6) of the Securities Act of 1933 to persons whom the company believed were accredited investors and for which subscriptions were received, which asserted that the purchasers were purchasing for their own account for investment purposes and not with a view to resell or redistributed the shares purchased.

     The shares registered on Form S-8 were issued for services rendered by employees, consultants and professionals pursuant to plans as attached to the S-8 Registration Statements.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has plans to continue research and development in the next twelve months depending on funds being available. The Company could spend up to $500,000 on further research. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves significant orders, it may acquire or add employees of an unknown number in the next twelve months.

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $366,906, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             WORLD WIDE VIDEO, INC.

                                FINANCIAL REPORT
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                    CONTENTS


                                                                         Page
                                                                         ----

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                 F-1


FINANCIAL STATEMENTS

  Balance Sheets                                                       F-2 F-3

  Statements of Operations                                               F-4

  Statements of Cash Flows                                               F-5

  Statements of Stockholders' Equity                                     F-6

  Notes To Financial Statements                                       F-7 - F-12

                          Certified Public Accountants
                         4035 Ridge Top Road, Suite 700
                            Fairfax, Virginia 22030




                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
World Wide Video, Inc.
Culpeper, Virginia


         We have audited the accompanying balance sheets of World Wide Video, Inc. as of September 30, 2002 and 2001, and the related statements of operations, cash flows and stockholders' equity for the years ended September 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Video, Inc. (a Colorado Corporation) at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Thompson Greenspon & Co.
Fairfax, Virginia
January 9, 2003



                                     WORLD WIDE VIDEO, INC.

                                         BALANCE SHEETS
                                  SEPTEMBER 30, 2002 AND 2001




                                                                            2002                 2001
                                                                        ----------            -----------

                  ASSETS

Current Assets
   Cash and cash equivalents                                            $   1,337              $  21,772
    Inventories                                                           241,147                184,737
    Prepaid assets and fees                                                 1,065                 17,811
    Advances and other receivables                                         22,561                 18,945
                                                                       ----------             ----------
                  Total Current Assets                                    266,110                243,265
                                                                        ---------              ---------

Property and Equipment
    Computers and equipment                                               130,116                121,587
    Software                                                               16,408                 16,408
                                                                       ----------             ----------
                  Total Cost                                              146,524                137,995
    Less accumulated depreciation                                         (73,990)               (47,424)
                                                                       ----------             ----------
                  Net Property and Equipment                               72,534                 90,571
                                                                       ----------            -----------

Other Assets
    Technology licenses, net of accumulated amortization                   13,125                 35,625
    Deposits                                                                1,695                  1,150
                                                                       ----------            -----------
                  Total Other Assets                                       14,820                 36,775
                                                                       ----------             ----------





Total Assets                                                             $353,464               $370,611
                                                                         ========               ========



The Notes to Financial Statements are an integral part of these statements.




                                                                                2002                   2001
                                                                            ------------           ------------

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                                   $   115,901            $   169,684
    Due to officers                                                             269,758                543,133
    Due to employees                                                             62,550                 63,562
    Preferred dividend payable                                                  110,881                 47,630
                                                                           ------------         --------------
                  Total Current Liabilities                                     559,090                824,009
                                                                           ------------           ------------

Stockholders' Deficit
    Common stock, par value $0.0001; 100,000,000 shares
        authorized; 46,455,574 issued and outstanding
        at September 30, 2002, and 17,590,761 issued
        and outstanding at September 30, 2001                                     4,646                  1,759
    Preferred stock, 6% cumulative, par value $0.01;
        10,000,000 authorized; 189,447 shares,
        issued and outstanding at September 30, 2002
        and 121,114 issued and outstanding at
        September 30, 2001                                                        1,894                  1,211
Additional paid-in capital                                                    4,954,770              2,930,129
Unearned compensation                                                          (163,958)              (193,882)
Accumulated deficit                                                          (5,002,978)            (3,192,615)
                                                                           ------------           ------------
                  Total Stockholders' Deficit                                  (205,626)              (453,398)
                                                                          -------------          -------------


Total Liabilities and Stockholders' Deficit                                $    353,464          $     370,611
                                                                           ============          =============



                                     WORLD WIDE VIDEO, INC.

                                    STATEMENTS OF OPERATIONS
                         YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000




                                                                   2002                2001                 2000
                                                              -------------         ----------          ------------

Sales                                                         $     50,931          $       -           $        -
                                                              ------------          ----------          -----------

Product Development Costs
    Salaries and benefits                                          341,175             481,537              368,264
    Subcontractors                                                 673,493              24,334              138,586
    Other developmental costs                                      112,456               2,788               79,159
                                                               -----------        ------------          -----------
                  Total Product
                      Development Costs                          1,128,124             508,659              586,009
                                                                ----------          ----------           ----------

General and Administrative Expenses
    Office                                                           5,472              68,933               90,223
    Marketing and sales                                            112,052              39,995               53,803
    Professional services                                          756,179              73,607               89,378
    Occupancy                                                       51,062              45,488               39,325
    Depreciation and amortization                                   49,351              48,126               28,897
    Utilities and telephone                                         26,128              20,731               19,923
    Insurance                                                       24,183              27,980               17,487
    Other                                                           44,884              37,286               38,745
                                                              ------------       -------------        -------------
                  Total General and
                      Administrative Expenses                    1,069,311             362,146              377,781
                                                                ----------        ------------         ------------

                  Total Costs and Expenses                       2,197,435             870,805              963,790
                                                               -----------       -------------         ------------

                  Loss from Operations                          (2,146,504)           (870,805)            (963,790)

Other Income, net                                                  399,392              87,610                2,909
                                                              ------------       --------------      --------------

Loss before Income Taxes                                        (1,747,112)           (783,195)            (960,881)

Income Taxes                                                            -                   -                    -
                                                            --------------       -------------       --------------

Net Loss                                                       $(1,747,112)         $ (783,195)          $ (960,881)
                                                               ===========          ==========           ==========

Dividends, Preferred Stock                                         110,880              32,310               25,996
                                                             =============       =============        =============

Loss Available to Common
    Stockholders                                               $(1,857,992)         $ (815,505)           $(986,877)
                                                               ===========          ==========            =========

Basic and Diluted Net Loss Per Share                        $        (0.06)     $        (0.06)       $       (0.09)
                                                            ==============      ==============        =============

Average Common and Common
    Equivalent Shares Outstanding                               29,330,588          13,349,911           11,081,362
                                                                ==========          ==========           ==========


The Notes to Financial Statements are an integral part of these statements.


                                     WORLD WIDE VIDEO, INC.

                                    STATEMENTS OF CASH FLOWS
                         YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



                                                                       2002               2001               2000
                                                                 ---------------     -------------       ------------
Cash Flows from Operating Activities
    Net loss                                                      $(1,747,112)        $(783,195)          $(960,881)
    Noncash items included in net loss
        Depreciation                                                   26,566            24,523              15,772
        Amortization                                                   22,500            22,500              13,125
        Contributed services                                        1,298,662           238,297                   -
    Changes in assets and liabilities
        Decrease (Increase) in
           Inventory                                                  (56,410)           (4,594)            (60,853)
           Prepaid assets and fees                                     16,746               297              68,013
           Advances and other receivables                              (3,616)            9,703             (17,615)
        Increase (Decrease) in
            Accounts payable                                          (53,783)           27,921              71,183
            Due to officers and employees                            (274,387)          278,695             127,207
            Deferred revenue                                            -               (67,500)             (7,500)
                                                             ----------------       -----------        ------------
                  Net Cash Used by
                      Operating Activities                           (770,834)         (253,353)           (751,549)
                                                                  -----------        ----------          ----------

Cash Flows from Investing Activities
    Purchase of equipment and software                                 (8,529)           (3,419)           (100,042)
    Deposits                                                             (545)               -                   -
    Purchase of technology license                                         -                 -              (37,500)
                                                                -------------      ------------       -------------
                  Net Cash Used by
                      Investing Activities                             (9,074)           (3,419)           (137,542)
                                                                 ------------       -----------         -----------
Cash Flows from Financing Activities
    Proceeds from sales of common stock                               349,473           259,900             303,300
    Proceeds from sales of preferred stock                            410,000                -              585,647
                                                                  -----------     -------------         -----------
                  Net Cash Provided by
                      Financing Activities                            759,473           259,900             888,947
                                                                  -----------        ----------         -----------
Net (Decrease) Increase in Cash and
    Cash Equivalents                                                  (20,435)            3,128                (144)

Cash and Cash Equivalents, beginning of year                           21,772            18,644              18,788
                                                                 ------------      ------------        ------------

Cash and Cash Equivalents, end of year                           $      1,337       $    21,772         $    18,644
                                                                 ============       ===========         ===========
Non Cash Financing Activities
    Stock issued for services provided                             $1,298,662        $  432,179        $         -
                                                                   ==========        ==========        ============
    Dividends converted to preferred stock                      $          -       $         -          $    34,637
                                                                =============      ============         ===========
    Preferred Dividend Payable                                   $     63,251       $    32,310         $    14,300
                                                                 ============       ===========         ===========



  The Notes to Financial Statements are an integral part of these statements.


                                             WORLD WIDE VIDEO, INC.

                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                                                                    Cumulative  Additional
                                             Common       Common    Preferred   Paid in    Unearned      Accumulated
                                             Shares       Stock     Par         Capital    Compensation  Deficit             Totals
                                             ------------ --------  ----------- ---------- ------------  -----------         ------
Balance, September 30, 1999                    11,011,368 $  1,101  $   235   $ 1,339,041   $ -        $ (1,390,233)   $    (49,856)

Sale of common stock at $2.25 per share           140,000       14   -            314,982     -               -             314,996
Sale of preferred stock at $6 per share            -        -           918       550,092     -               -             551,010
Dividends converted to stock                       -        -            58        34,579     -               -              34,637
Dividend, cumulative preferred shares              -        -        -             -          -             (25,996)        (25,996)
Net loss, year ended September 30, 2000            -        -        -             -          -            (960,881)       (960,881)
                                             ------------  -------   ------   -----------  ---------   ------------      ----------
Balance, September 30, 2000                    11,151,368    1,115    1,211     2,238,694     -          (2,377,110)       (136,090)
                                               ----------  -------   ------    ----------  ----------   -----------      ----------

Sale of common stock at $.10 - 2.25 per share   3,592,500      359   -            246,341     -              -              246,700
Stock options exercised                           132,000       13   -             13,187     -              -               13,200
Contributed services                            2,714,893      272   -            431,907     -              -              432,179
Unearned compensation                              -        -        -             -        (193,882)        -             (193,882)
Dividend, cumulative preferred shares              -        -        -             -          -             (32,310)        (32,310)
Net loss, year ended September 30, 2001            -        -        -             -          -            (783,195)       (783,195)
                                             ------------  -------   ------   -----------  ---------    -----------      ----------
Balance, September 30, 2001                    17,590,761    1,759    1,211     2,930,129   (193,882)    (3,192,615)       (453,398)
                                               ----------   ------   ------    ----------  ---------    -----------       ---------


Contributed services                           20,644,614    2,064   -          1,266,674     29,924         -            1,298,662
Sale of common stock                            8,155,199      816   -            342,157     -              -              342,973
Sale of preferred stock at $6 per share            -        -           683       409,317     -              -              410,000
Stock options exercised                            65,000        7   -              6,493     -              -                6,500
Dividend, cumulative preferred shares              -        -        -              -         -             (63,251)        (63,251)
Net loss, year ended September 30, 2002            -        -        -              -         -          (1,747,112)     (1,747,112)
                                             ------------  -------   ------   -----------  ---------   ------------     -----------
Balance, September 30, 2002                    46,455,574   $4,646   $1,894    $4,954,770  $(163,958)   $(5,002,978)    $  (205,626)
                                               ==========   ======   ======    ==========  =========    ===========     ===========




  The Notes to Financial Statements are an integral part of these statements.

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2002, 2001 AND 2000


1.       NATUER OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company and Purpose

         World Wide Video, Inc. (the Company) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company designs and manufactures technology and products for the video telephony market. The Company conducts its operations from offices in Culpeper, Virginia.

         The accounting and reporting policies of World Wide Video, Inc. conform with generally accepted accounting principles and reflect practices appropriate to the technology video industry. These policies are summarized below.

         Development Stage Enterprise

         Through September 30, 2001, the Company was a Development Stage Enterprise and substantially all of its activities were in connection with the establishment of a new business. The Company adopted Statement of Position 98-5 which requires expensing of costs of start-up activities, including organization costs, as incurred. The Company ended its Developmental Stage in October 2001 when it began selling finished products. .

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

         There were no income taxes or interest paid during the years ended September 30, 2002, 2001, or 2000.

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEENTS
                       SEPTEMBER 30, 2002, 2001 AND 2000



1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

         Inventory

         Inventory, which consists primarily of raw materials, is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventory consists principally of chipsets and other electronic devices used in its products. The Company has no binding commitments to purchase additional inventory.

         Property and Equipment

         Property and equipment are recorded at cost and depreciated over their estimated useful lives, ranging from three to five years.

         Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and the resulting gain or loss is reflected in earnings.

         Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was $26,566, $24,523, and $15,772, respectively.

         Technology Licenses

         The Company capitalizes technology licenses. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight-line basis over three to five years.

         Amortization expense for the years ended September 30, 2002 and 2001 was $22,500, respectively and $13,125 for September 30, 2000.

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

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEENTS
                       SEPTEMBER 30, 2002, 2001 AND 2000



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

         Temporary differences consist of the difference in financial statement and income tax bases for accounting for start up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability. Deferred tax assets related to losses accumulated during the development stage have been reduced by a corresponding valuation allowance as of September 30, 2002 and 2001.

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

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEENTS
                       SEPTEMBER 30, 2002, 2001 AND 2000



3.       PREPAID ASSETS AND FEES

         Included in prepaid assets and fees at September 30 are the following:

                                                       2002               2001
                                                     -------            --------
                Deposit on inventory purchases        $1,065             $12,450
                Prepaid rent and commissions           -                   5,361
                                                   ---------           ---------
                                                      $1,065             $17,811
                                                      ======             =======

4.       OTHER ASSETS

         The Company acquired a technology license at a cost of $37,500, from Databeam, Inc., that is being amortized over a period of three years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary software products. The net carrying value of the license at September 30, 2002 and 2001 was $9,375 and $21,875, respectively.

         The Company has acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at September 30, 2002 and 2001 was $3,750 and $13,750, respectively.

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

         During fiscal year 2002, 2001 and 2000 the Company raised capital through a variety of private common and preferred stock offerings. Common stock was issued at $.10-2.25 per share to raise capital for product development and final production.

         In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. During the year ended September 30, 2002, the Company commenced a similar private offering of 150,000 cumulative preferred shares. The preferred stock earns a dividend at the rate of 6 percent per annum, payable semi-annually. The Board, at its discretion, can redeem all preferred shares in exchange for two shares of common stock for each share of preferred stock.

         During fiscal 2002 and 2001, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEENTS
                       SEPTEMBER 30, 2002, 2001 AND 2000



6.       OPERATING LEASE

         The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of two years expiring December 1, 2004, monthly rent is $1,350. Rent expense was $45,180, $ $42,522 and $32,360, respectively, for the years ended September 30, 2002, 2001 and 2000.

         The following is a schedule, by years, of future minimum rent payments due:

                  Year ending September 30:
                         2003                                          $16,200
                         2004                                           16,200
                         2005                                            2,700
                                                                      --------
                                                                       $35,100

7.       RELATED PARTY TRANSACTIONS

         The two majority stockholders have employment agreements, which commenced January 1, 1999 and continue until December 20, 2004. The agreements provide for annual salaries of $120,000. Of these amounts $258,871 and $517,450 remains unpaid at September 30, 2002 and September 30, 2001, respectively.

         The Board of Directors requested the officers of the Company to waive unpaid accrued salary totaling $400,000. The officers agreed to this request. As a result, the waiver of $400,000 in accrued salary, which pertains to salary accrued and earned in prior periods, has been included in other income in the accompanying statement of operations for the year ended September 30, 2002.

8.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into several agreements and contracts in connection with the raising of capital.

         Raising Capital

         The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payment of fees calculated as a percentage of completed transactions. Other contracts require compensation in the form of stock, also calculated as a percentage of completed transactions.

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEENTS
                       SEPTEMBER 30, 2002, 2001 AND 2000



9.       STOCK OPTIONS

         The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 467,000 shares under the Plan. All options have an eight year term from the exercise date. The following summarizes the option activity under the Plan:


                                                                       Number of Shares          Option Price
                  Outstanding, September 30, 2000                              128,000               $.10
                  Granted                                                      139,000                .10
                  Exercised                                                   (132,000)               .10
                  Canceled or expired                                          (36,000)               .10
                                                                            ----------              -----
                  Outstanding, September 30, 2001                               99,000                .10
                                                                            ----------               ----
                  Granted                                                      200,000                .10
                  Exercised                                                    (65,000)               .10
                  Canceled or expired                                          (20,000)               .10
                                                                            ----------              -----
                  Outstanding, September 30, 2002                              214,000               $.10
                                                                            ==========               ====

         The vesting period of the remaining options is as follows:

                  Vested and exercisable                               182,000
                  September 30, 2003                                    16,000
                  September 30, 2004                                    16,000
                                                                      --------
                                                                       214,000

         No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of September 30, 2002 and 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age                 Position
----                          ---                 --------
John G. Perry                  57                 President, and Director
Frank A. Maas                  58                 Vice President of Engineering,
                                                  Secretary, Treasurer,
                                                  Chairman of the Board and
                                                  Director
Rochele Hc Hirsch              54                 Director

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

Rochele Hc Hirsch is the President of CommExpress Int'l, Inc. a video communica-tion company based in Atlanta, G. She is 28-year veteran in telecommunications, business development and organization effectiveness consulting, Rochele Hirsch began her career with BellSouth in Atlanta, GA. Over her caree she has held management positions in marketing and sales, information systems, data communica -tions, and management consulting. Ms. Hirsch holds a BS with Distinction and Honors in Physics from Mary Washington College of the University of Virginia and an MS from Georgia Institute of Technology in Industrial and Systems Engineering.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

                     Annual                Long-term          Other
   Name              Compensation          Compensation       Compensation
---------------      -------------         ------------       ------------
John Perry           $120,000              None               Auto Allowance
Frank Maas           $120,000              None               None


Note: In 2002 most salaries were accrued and the principles forgave $400,000 in back salaries. The principal have no stock options and never received any S-8 stock. In 2002, Mr. Perry received a bonus of about $20,000 which was accrued to offset interest charges on his personal credit card company related debits.

There have been no activities in these areas to date:

         Retirement Plans
         Termination Payments
         Stock Options/SAR Grants
         Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan
         Pension Plan

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. There are no other entities that own over 5% of the 46,455,574 outstanding shares of Common Stock as of 9/30/02.

Officers and Directors

Title      Name of                                                                       Amount               Percent
   of      Beneficial                    Nature of                                         of
Class      Owner                         Beneficial Ownership                            Class
-----      ----------                    --------------------                            -----                -------
Common      John G. Perry                Founder, President, & Director               2,510,000                 5.40%
            520 Cromwell Court           (Includes 2,000,000 owned by Ellen L.
            Culpeper, VA 22701           Perry, his spouse)

Common      Frank A. Maas                Founder, Vice President, &                   3,950,000                 8.50%
                                         Chairman of the Board of Directors
            808 Culpeper Avenue          (Includes 100,000 owned by Barbara
            Fredericksburg, VA 22405     Maas, his spouse)

Common      Rochele Hc Hirsch            Director                                       117,000                 0.025%
            510 Seminole Avenue
            Atlanta, Georgia  30307


                                                                                      ---------           ------------
Officers and Directors as a group                                                     6,577,000                14.15%

COMMON WARRANTS (non voting until exercised)

Officers and Directors

None

PREFERRED STOCK (closed 6/3/02, Regulation D Rule 506)

The following sets forth information with respect to the Company's Preferred Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group. All other entities that own over 5% of the 189,447 outstanding shares of Preferred Stock as of 9/30/02 are included.

Officers and Directors

Title             Name of                          Title                           Amount                Percent
  of              Beneficial                       Nature of                         of
Class             Owner                            Beneficial Ownership            Class
-----             ----------                       --------------------            -----                 -------
None
Officers and Directors as a group

Other Entities

Preferred         Joseph Daniel                    Investor                       10,000                   5.28%
                  Box 1148
                  Culpeper, Virginia 22701

Preferred         Coldwater Capital                Investor                        66,666                  35.19%
                  50 W. Liberty St., Suite 880
                  Reno, NV  89501

Preferred         Fred Windhorst                   Investor                       10,201                   5.38%
                  16514 Safforn Circle
                  Omaha, NE  68136

                                                                                  -------                 -------
Other Entries as a group                                                          86,867                  45.85%


PREFERRED WARRANTS (none)

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

   1. Audited Financial Statements: (See PART II ITEM 7)

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

  3.2    Bylaws of World Wide Video, Inc. (Colorado)*

  3.3    Articles of Incorporation of World Wide Video, Inc. (Virginia)*

  3.4    Bylaws of World Wide Video, Inc. (Virginia)*

  10.1.1 Agreement with National Executive Trade, Inc. (amended by 10.1.2)*

  10.1.2 Agreement with Data Power, Inc.*

 10.2    Share Exchange Agreement*

WORLD WIDE VIDEO, INC. 2001 STOCK OPTION PLAN
     Incorporated by reference to Exhibit 4.1 to the Form S-8 filed by the Company on November 7, 2001.

WORLD WIDE VIDEO, INC. 2002 STOCK OPTION PLAN
     Incorporated by reference to Exhibit 4.1 to the Form S-8 filed by the Company on April 4, 2002.

WORLD WIDE VIDEO, INC. 2003 STOCK OPTION PLAN
     Incorporated by reference to Exhibit 4.1 to the Form S-8 filed by the Company on July 25, 2002.

2002 STOCK OPTION AND COMPENSATION PLAN OF WORLD WIDE VIDEO, INC.
     Incorporated by reference to Exhibit 4.1 to the Current Report on Form S-8 filed by the Company on October 9, 2002.

2002 STOCK OPTION AND COMPENSATION PLAN OF WORLD WIDE VIDEO, INC.
     Incorporated by reference to Exhibit 4.1 to the Amended Current Report on Form S-8/A filed by the Company on October 10, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 31, 2003

                                        WORLD WIDE VIDEO, INC.


                                        /s/ John G. Perry
                                       ----------------------------------
                                       John G. Perry, President



                                        Directors:



                                        /s/ Frank A. Maas
                                        -------------------------------------
                                        Frank A. Maas, Secretary and Director


                                        /s/ John G. Perry
                                        ------------------------------------
                                        John G. Perry, Director


                                        /s/ Rochele Hc Hirsch
                                        ------------------------------------
                                        Rochele Hc Hirsch, Director