Form 10QSB
period 2002-12-31
WORLD WIDE VIDEO INC
filed 2003-02-14
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
December 31, 2002                                       000-26235


                             WORLD WIDE VIDEO, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                     54-1921580
    (State of incorporation)                (I.R.S. Employer Identification No.)


                 127 West Davis Street, Culpeper, Virginia 22701
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                         Yes [_]     No [X]

Part I: FINANCIAL INFORMATION


                         THOMPSON, GREENSPON & CO. P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders
World Wide Video, Inc.
Culpeper, VA


We have reviewed the accompanying balance sheet of World Wide Video, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of World Wide Video, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the December 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ Thompson, Greenspon & Co., P.C.
February 14, 2001

                             WORLD WIDE VIDEO, INC.

                                 BALANCE SHEETS

                    December 31, 2002 and September 30, 2002
                             (Stated in US Dollars)



                                                   December 31,    September 30,
                                                      2002           2002

                     ASSETS

CURRENT ASSETS
   Cash and Cash equivalents                            $     668     $   1,337
   Inventories                                            250,230       241,147
   Prepaid expenses                                           407         1,065
   Advances                                                47,707        22,561
                                                        ---------     ---------
          Total current assets                          $ 299,012     $ 266,110
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $ 130,116     $ 130,116
   Software                                                16,408        16,408
                                                        ---------     ---------
                                                        $ 146,524     $ 146,524
   Less accumulated depreciation                          (80,411)      (73,990)
                                                        ---------     ---------
                                                        $  66,113     $  72,534
                                                        ---------     ---------
OTHER ASSETS
   Licenses, net                                        $   9,844     $  13,125
   Deposits                                                 4,595         1,695
                                                        ---------     ---------
                                                        $  14,439     $  14,820
                                                        ---------     ---------
                                                        $ 379,564     $ 353,464
                                                        =========     =========

                             WORLD WIDE VIDEO, INC.

                                 BALANCE SHEETS

                    December 31, 2002 and September 30, 2002
                             (Stated in US Dollars)



                                                    December 31,   September 30,
                                                      2002           2002
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                    $  118,144     $ 115,901
   Due to officers                                        348,952       269,758
   Due to employees                                        42,569        62,550
   Notes payable                                          110,880       110,881
                                                        ---------     ---------
      Total current liabilities                        $  620,545     $ 559,090
                                                        ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 80,842,941 and 46,455,574 issued
       and outstanding, respectively                   $    8,084    $    4,646
Preferred stock, $.01 par value, 10,000,000
        shares authorized, 189,447 issued
        and outstanding                                     1,894         1,894
Additional paid in capital                              5,342,942     4,954,770
Unearned compensation                                    (171,005)     (163,958)
Deficit accumulated during the development stage       (5,422,896)   (5,002,978)
                                                       ----------    ----------
                                                       $ (240,981)   $ (205,626)
                                                       ----------    ----------
                                                       $  379,564    $  353,464
                                                       ==========     =========


See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.

                            STATEMENTS OF OPERATIONS
                           For the Three Months ended
                           December 31, 2002 and 2001
                                   (Unaudited)

                               Three months ended

                                      December 31,
                                2002                2001

SALES                      $  46,023             $        -
                            --------              ---------

PRODUCT DEVELOPMENT COSTS
   Salaries                $  93,268             $  106,754
   Subcontractors                -                  466,233
   Other development costs     3,968                  3,401
                           ---------             ----------
                           $  97,236             $  576,388
                           ---------             ----------
OPERATING EXPENSES
   Office                  $   3,268             $    5,198
   Marketing and sales         6,275                 33,374
   Professional services     327,526                 80,324
   Occupancy                   5,501                 19,149
   Utilities                   5,978                  7,749
   Depreciation                9,702                 12,308
   Insurance                   7,103                  6,277
   Other                       3,299                  4,472
                           ---------               --------
                           $ 368,652              $ 168,851
                           ---------               --------

     Operating loss       $( 419,865)            $ (745 239)

Other Income, net                (53)                   267
                            ---------            ----------

      Net loss             $(419,918)            $ (744,972)
                            =========            ==========
Net loss per share         $   (.006)            $     (.04)
                           ==========            ==========
Weighted average number
of common shares
outstanding                65,445,900            18,501,961
                           ===========           ==========


See Notes to Financial Statements



                                  WORLD WIDE VIDEO, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                          September 30, 2002 to December 31, 2002
                                  (Stated in US Dollars)
                                        (Unaudited)


                                                        Cumulative  Additional
                                     Common Stock        Preferred   Paid In    Accumulated   Unearned
                                   Shares       Amount       Par     Capital       Deficit   Compensation       Total
                                   ------       ------    -------       -----       -----       -------         -----

Balance, September 30, 2002       45,455,574     $4,646    $ 1,894   $4,954,770 $(5,002,978)  $(163,958)      $(205,626)

Sale of common stock              35,387,367      3,438       -         388,172          -       (7,047)        384,563

Net loss,                                  -          -       -              -     (419,918)        -          (419,918)
                                  ---------      ------    ------    ---------    ---------   ----------      ----------
                                  80,842,941     $8,084     $1,894   $5,342,942 $(5,422,896)  $(171,005)      $(240,981)
                                  ==========     ======     ======   =========   ==========   ==========      ==========



See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.

                            STATEMENTS OF CASH FLOWS

              For the Three Months Ended December 31, 2002 and 2001

                             (Stated in US Dollars)
                                   (Unaudited)


                                              Three months ended
                                           December 31,    December 31,
                                             2002               2001
                                             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                               $(419,918)   $ (744,972)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization          9,702        12,309
         Contributed services                 331,228       471,261
        Change in assets and liabilities:
            Accounts receivable               (25,146)           (2)
            Inventory                          (9,083)      (36,110)
            Prepaid expenses                    3,558        (3,324)
            Accounts payable                    2,243       (76,200)
            Salaries payable                   59,213       (31,374)
                                             ---------    ---------
    Net cash used in operating
                activities                  $ (48,203)    $(408,412)
                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and software   $    -        $ (12,033)
                                             ---------    ---------
  Net cash used in investing activities     $    -        $ (12,033)
                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from notes payable                 -        $  (8,921)
 Proceeds from issuance of common stock        48,872       211,095
 Proceeds from issuance of preferred stock       -          200,000
                                             ---------     ---------
  Net cash provided by activities              48,872       402,174
                                             ---------     ---------
Net decrease in cash                             (669)      (18,271)

Cash, beginning of period                       1,337        21,772
                                             ---------      ---------
Cash, end of period                          $    668       $ 3,501
                                             ---------      ---------
Non cash Financing Activities
     Stock issued for services provided     $ 339,300      $526,721
                                             ---------      ---------

                             WORLD WIDE VIDEO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

    Note 1.  Interim Reporting

The statements have been prepared in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, result of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and notes thereto.

    Note 2.   Nature and Continuance of Operations

World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $5,442,896 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The following table sets forth the computation of basic and diluted loss per share:
                                                       Three Months
                                                          Ended
                                                      December 31, 2002
                   Numerator:
                       Net loss plus preferred
                         dividends                      $(419,918)
                   Denominator:
                       Weighted average shares
                       outstanding                      65,445,900
                            Basic and diluted EPS       $   (.006)

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended December 31, 2002.

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

Note 6.  Contributed Capital

The Company raises capital through a variety of private common and preferred stock offerings. Common stock was issued at $.10-2.25 per share to raise capital for product development and final production.

During the period, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

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

Note 12.  Stock Options

The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 467,000 shares under the Plan. All options have an eight-year term from the exercise date. The following summarizes the option activity under the Plan:

                                   Number of Shares      Option Price
Outstanding, September 30, 2002         214,000             $  .10
Granted                                    -                   .10
Exercised                                  -                   .10
Canceled or expired                        -                   .10
                                        -------             -------
Outstanding, December 31, 2002          214,000             $  .10
                                        =======             =======


The vesting period of the remaining options is as follows:
     Vested and exercisable                                182,000
     September 30, 2003                                     16,000
     September 30, 2004                                     16,000
                                                           -------
                                                           214,000
                                                           =======

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of December 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE SAME PERIOD IN 2001

The Company had revenues during the quarter ended December 31, 2002, the net sales of product increased to $46,023 compared to none in the same period in 2001. The Company incurred operating expenses of $368,652 and $168,851 for the three month period ended December 31, 2002 and 2001, respectively. The Company incurred $97,236 in product development costs in the period in 2002 compared to $576,388 in the same period in 2001. The primary difference between the periods in 2002 and 2001 was the incurrance of $466,233 in subcontractors expense in 2001 compared to none in the period in 2002.


During this quarter, the Company hired consultants to aid in the establishment of markets, product awareness and strategies and to assist in administrative functions. The costs of the consultants increased to $327,526 for the quarter ended, December 31, 2002, up from $80,324 in the same quarter ended in 2001. The majority of the consultants were issued company stock in exchange for services. Marketing expenses decreased due to reduction in press releases about the
Company. Marketing expense also includes travel and costs related to participating in product exhibitions.

Net losses for the quarters ended, December 31, 2002 and 2001 were ($419,918) and ($744,972), respectively. The losses are expected to continue until adequate business income from product sales can be achieved.

Of the current liabilities $348,952 is due officers and $42,569 is due employees for back salaries. The net loss per share was ($.01) in the quarter in 2002 compared to ($.04) in 2001 in the period.

The first quarter figures represent the highest revenue in any quarter in the history of the Company. The following is a brief status and projections on projects, sales and marketing and future initiatives.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about World Wide Video's financial condition, results of operations and business. These statements include, among others:

-- statements concerning the benefits that the Company expects from its business activities and certain transactions, such as the potential for revenues and the anticipated amount of expenditures; and

-- statements of the Company's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates,"
              "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)  volatility and/or decline of the Company's stock price;

(b)  potential fluctuation in quarterly results;

(c) barriers to raising the additional capital or to obtaining the financing needed to implement its full business plans;

(d)  inadequate capital to continue business;

(e)  changes in demand for the Company's products and services;

(f)  rapid and significant changes in technology and markets;

(g)  Litigation with or legal claims and allegations by outside parties;

(h)  insufficient revenue to cover operating costs;

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf might issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

With regard to sales and marketing, WWV is in the process of attemting sales through existing customers, marketing and distribution channels. In particular several existing clients are considering larger orders and are using WWV's products in more diverse applications. WWV intends to develop new sales, marketing, and distribution approaches, in addition to developing strategic client/marketing relationships and to increase the sales and marketing staff as resources allow. One technique being considered is better use of electronic media in developing customers (e.g. Internet product based web page, e-Bay direct, business to business etc).

During this quarter typical purchase orders were received and product shipped in standard areas like construction site monitoring, police security and surveillance, check cashing and mobile applications. The information requests, conversations, and request for proposals (RFPs) with governments clients and potential customers (e.g. military, intelligent community, Home Land Security, police forces) greatly increased. In addition, numerous requests were received to propose to incorporate WWV's product to meet a particular client application requirement. These enhancements and modifications are normally straight forward and can be completed in a short period of time.

During this quarter an existing military-related long term research contract that involves the use of video compression to remotely view an enemy and its territory was extended. The purpose of the project is to increase the number of video frames per second of video being transmitted. WWV has the lead engineering and integration portion of the contract. A scheduled demonstration is planned in late second quarter or early third quarter that is in development to provide a 3-4 times increase in frame rate and clearer frames per second over the same low bandwidth channel. The compression algorithm being used is a new, proprietary algorithm called Time Critical Quantification (TCQ). This technology is directly usable in the WWV's Centurion and Home MD product lines and represents a an advance in audio/video compression over low bandwidth communication channels including normal analog phone lines. A successful demonstration of the technology could lead to consideration for mil-spec units for live testing.

Late in the quarter, unique enhancements to the DVB were designed and completed for a large government security and police organization. These enhancements were for mobile deployment and includes pass through audio/video at the same time as recording of the information is ongoing. The first unit was completed and shipped in late December for evaluation by the customer. WWV has the only available system that meets the customer's requirements. The unit is performing successfully and WWV's Distributor hopes to generate new orders for multiple units in the second quarter for additional field testing. The enhancements to the DVB will be used to market additional security and surveillance features.

During last year, several DVBs were modified for convert surveillance and delivered to domestic and friendly foreign governments. For example, the DVB has been modified to add wireless Ethernet transmission and remote control so that recorded audio/video can be accessed without even approaching the DVB. Numerous other features were added that have now become standard in the DVB hardware. No new orders are now pending.

In December, WWV met with a customer who has high level government clients with urgent requirements. WWV has agreed to team with the customer and provide the government entity a proposal that would require WWV to provide DVBs and encrypted video cameras. The camera will be wireless and the transmission encrypted in a manner so that anyone who intercepts/receives the encrypted video information cannot decode and/or modify the transmitted signal. This project is scheduled for next quarter wherein WWV will be the key hardware and software provider and maintain all data rights. The customer has ordered and received an evaluation DVB to begin testing, evaluation and demonstrating.

Towards the end of the quarter, a California network integrator and service provider for the municipal government of 13 cities requested a DVB to be proposed for the recording of meetings. One demonstration unit has been shipped with streaming audio/video support enhancements. This unit will demonstrate the DVB's capability to record the audio/video and automatically format the information capable with industry streaming video format (e.g. Microsoft streaming video format), then ship the streaming video information over the Internet to the customer's server for playback on demand by the public. The public would be able to playback, over the Internet, a specific council meeting by agenda/title.

As the quarter closed, a video production company based in California requested modifications to a DVB to support a patented algorithm to receive signals from a normal video camera (normal 2 dimensional TV type images), convert them to 3 dimensional format and store them in a compressed file in the DVB for retrieval and playback. This technology is directly useful in the entertainment business and for military applications. For example, currently if a spy drone were flying over an area and transmitting video back to headquarters it would now appear like normal TV images. With this patented algorithm added to WWV's system the headquarters would now see hills and valleys (topographic data). WWV is currently negotiating the specifications and contract with work to begin second quarter.

From an R&D perspective, during the quarter WWV has made major progress on the new (TCQ) compression algorithm with a final demonstration planned for late second or early third quarter. The DVB "front end" hardware is in the process of being improved (four times faster video sampling) to allow the DVB to support three critical higher frame rates including movie speed 24 fps, PAL (European
TV) which is 25 fps and US TV which is 30 fps. The enhancement should be complete in late second or early third quarter. This performance improvement would allow WWV to demonstrate the faster DVB to potential casino clients and numerous other potential clients. The unit can provide cost effective full and complete security features for casinos and many other security applications.


             Common Stock Price Per Share Range for Quarter

                    COMMON SHARES ISSUED DURING QUARTER YEAR

QUARTER        SHARES           TYPE             PRICE   TOTAL CONSIDERATION

Quarter        19,720,000       S-8 Registered  $ 0.0118     $    218,230
               14,667,367       Restricted*     $ 0.0091     $    148,380
-------------------------------------------------------------------------
Total          34,387,367                                        $366,610

* The restricted shares issued as listed above were issued in reliance upon exemptions contained in Sections 4(2) and 4(6) of the Securities Act of 1933 to persons whom the company believed were accredited investors and for which subscriptions were received, which asserted that the purchasers were purchasing for their own account for investment purposes and not with a view to resell or redistributed the shares purchased. Some restricted shares were issued for services rendered by employees, consultants and professionals

     The shares registered on Form S-8 were issued for services rendered by employees, consultants and professionals pursuant to plans as attached to the S-8 Registration Statements.

The Company is attempting to raise additional working capital using delivery order financing, accounts receivable financing, prepayment on product sales, and equity investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2002, were $ 668. The Company is attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.

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

The Company has plans for continued research and development in the next twelve months if capital is available. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, it may acquire or add employees of an unknown number in the next twelve months if significant orders for product are received.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has very limited revenue no capital, debt in excess of $620,540, all of which is current, minimal cash, and no capital sources. The effects of such conditions could easily be to cause the Company's bankruptcy.


GOING CONCERN LANGUAGE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any significant revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

Item 7. Exhibit 1: Exhibit 99.14 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Item 8. Exhibit 2: Exhibit 99.14a Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of February 2003.

                                        World Wide Video, Inc.

                                        /s/ John G. Perry
                                        ----------------------------------
                                        John G. Perry, President