Form 10QSB/A
period 2002-12-31
WORLD WIDE VIDEO INC
filed 2003-02-14
CIK 1086519

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of February 2003.


                                        World Wide Video, Inc.

                                        /s/ John G. Perry
                                        ----------------------------------
                                        John G. Perry, President