Form 10QSB
period 2003-03-31
REVA INC
filed 2003-05-20
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
March 31, 2003                                          000-26235


                                   REVA, INC.
                        --------------------------------

                             WORLD WIDE VIDEO, INC.
                            -----------------------
                                 (former name)
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


We have reviewed the accompanying balance sheet of World Wide Video, Inc. as of March 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of World Wide Video, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.




May 15, 2003

                             WORLD WIDE VIDEO, INC.

                                 BALANCE SHEETS

                      March 31, 2003 and September 30, 2002
                             (Stated in US Dollars)



                                                       March 31,   September 30,
                                                          2003           2002

                     ASSETS

CURRENT ASSETS
   Cash and Cash equivalents                            $   2,475     $   1,337
   Inventories                                            252,530       241,147
   Prepaid expenses                                           407         1,065
   Advances and receivables                                26,100        22,561
                                                        ---------     ---------
          Total current assets                          $ 281,512     $ 266,110
                                                        ---------     ---------
PROPERTY AND EQUIPMENT
   Computer equipment                                   $ 130,815     $ 130,116
   Software                                                16,408        16,408
                                                        ---------     ---------
                                                        $ 147,223     $ 146,524
   Less accumulated depreciation                          (87,415)      (73,990)
                                                        ---------     ---------
                                                        $  59,808     $  72,534
                                                        ---------     ---------
OTHER ASSETS
   Licenses, net                                        $   6,563     $  13,125
   Deposits                                                 7,595         1,695
                                                        ---------     ---------
                                                        $  14,158     $  14,820
                                                        ---------     ---------
                                                        $ 355,478     $ 353,464
                                                        =========     =========

                             WORLD WIDE VIDEO, INC.

                                 BALANCE SHEETS
                      March 31, 2003 and September 30, 2002
                             (Stated in US Dollars)



                                                       March 31,   September 30,
                                                         2003           2002
                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable                                    $  124,579     $ 115,901
   Due to officers                                         35,251       269,758
   Due to employees                                        70,508        62,550
   Notes payable                                          121,930       110,881
                                                        ---------     ---------
      Total current liabilities                        $  352,268     $ 559,090
                                                        ---------     ---------

              STOCKHOLDERS' EQUITY

Common stock, $.0001 par value, 100,000,000 shares
       authorized; 99,992,941 and 46,455,574 and
       issued and outstanding, respectively            $    9,999    $    4,646
Preferred stock, $.01 par value, 10,000,000
        shares authorized, 122,781 and 189,447
        issued and outstanding, respectively                1,228         1,894
Additional paid in capital                              5,420,323     4,954,770
Unearned compensation                                    (181,748)     (163,958)
Accumulated deficit                                    (5,246,592)   (5,002,978)
                                                        ----------    ----------
                                                       $    3,210    $ (205,626)
                                                        ----------    ----------
                                                       $  355,478    $  353,464
                                                        ==========     =========



See Notes to Financial Statements

                               WORLD WIDE VIDEO, INC.

                               STATEMENTS OF OPERATIONS
                       For the Three Months and Six Months ended
                                  March 31, 2003 and 2002
                                   (Unaudited)

                                Three months ended             Six  months ended
                                 March 31,                       March 31,
                             2003        2002               2003      2002
                             ----        -----              ----      ----

SALES                        $  17,647   $   -          $  63,670   $       -
                              --------    --------       --------   --------

PRODUCT DEVELOPMENT COSTS
   Salaries                  $(272,140)  $   92,066     $(178,872)  $   198,820
   Subcontractors               -           201,842            -        668,075
   Other development costs         979        3,211         4,947         6,612
                            ----------   ----------     ----------   ----------
                             $(271,161)  $  297,119     $(173,925)  $   873,507
                            ---------    ----------     ---------   -----------
OPERATING EXPENSES
   Office                    $   4,334   $    3,723      $   7,602  $     8,921
   Marketing and sales           7,684       21,078         13,959       54,452
   Professional services        42,347      120,600        369,873      200,924
   Occupancy                     3,999       10,584          9,500       29,733
   Utilities                    24,372        3,810         30,350       11,558
   Depreciation                 10,285       12,356         19,987       24,664
   Insurance                     2,507        3,934          9,610       10,211
   Other                         5,857       15,966          9,156       20,349
                            ----------   ----------      ---------  -----------
                             $ 101,385    $ 192,051      $ 470,037  $   360,902
                            ---------     --------       ---------  -----------

     Operating loss          $ 187,423   $ (489 170)     $(232,442) $(1,234,409)

Other Income, net                  (59)          784          (112)       1,051
                             ---------    -----------     ---------   ----------

      Net income (loss)      $ 187,364    $ (488,386)    $(232,554) $(1,233,358)
                             =========    ==========     ========== ==========
Net income (loss)
  per share                  $    .002    $     (.02)    $   (.003) $      (.05)
                             ==========    ==========    ========== ==========
Weighted average number
of common shares
outstanding                 89,577,327    23,361,564    89,577,327   22,891,097
                           ===========    ==========    ==========   =========

See Notes to Financial Statements






                             WORLD WIDE VIDEO, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                    September 30, 2002 to March 31, 2003
                                        (Stated in US Dollars)
                                              (Unaudited)


                                                        Cumulative  Additional
                                     Common Stock        Preferred   Paid In    Accumulated   Unearned
                                   Shares       Amount       Par     Capital       Deficit   Compensation    Total
                                   ------       ------    -------       -----       -----       --------     -----

                                  ----------     -------   --------   ---------   ---------    ---------   ---------
Balance, September 30, 2002       46,455,574     $4,646    $ 1,894   $4,954,770 $(5,002,978)  $(163,958)  $(205,626)

Contributed services               8,650,000        865          -       52,765           -     (17,790)     35,840

Sale of common stock              44,887,367      4,488          -      437,122           -          -      441,610

Dividend, cumulative
  preferred shares                         -          -          -             -    (11,060)         -      (11,060)

Cancellation of note, preferred
  stock returned                           -          -       (666)     (24,334)          -          -      (25,000)

Net loss, six months ended
  March 31, 2003                           -          -          -            -     (232,554)        -     (232,554)
                                  ----------     ------     ------    ---------    ---------  ---------- -----------
                                  99,992,941     $9,999     $1,228   $5,420,323  $(5,246,592)  $(181,748) $   3,210
                                  ==========     ======     ======    =========   ==========  ==========  ==========




See Notes to Financial Statements

                             WORLD WIDE VIDEO, INC.

                STATEMENTS OF CASH FLOWS For the Six Months Ended
                             March 31, 2003 and 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                            Six months ended
                                                           March 31,   March 31,
                                                              2003      2002
                                                           --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 RECONCILIATION OF NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES
     Net loss                                            $(232,554) $(1,233,358)
     Adjustments to reconcile net
      loss to net cash used in operating
       activities:
         Depreciation and amortization                       19,987      24,665
         Contributed services                               377,950     791,824
            Change in assets and liabilities:
            Accounts receivable                              (3,539)     (3,577)
            Inventory                                       (11,383)   (106,027)
            Prepaid expenses                                    658      (1,659)
            Accounts payable                                  8,678     (94,850)
            Salaries payable                               (226,549)    (37,383)
            Deposits                                         (5,900)    (10,000)
            Accrued stock                                        -      (21,600)
                                                          ---------    ---------
    Net cash used in operating
                activities                                $ (72,652)  $(617,199)
                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and software                       $    (699)   $ (9,527)
 Notes receivable                                               -       (53,309)
                                                          ---------    ---------
  Net cash used in investing activities                   $    (699)  $ (62,836)
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from notes payable                          $  11,049   $ (17,142)
 Proceeds from issuance of common stock                      99,500     305,773
 Proceeds from issuance of preferred stock                  (25,000)    400,000
 Dividends, cumulative preferred stock                      (11,060)          -
                                                           ---------   ---------
  Net cash provided by
    financing activities                                     74,489     688,631
                                                           ---------   ---------
Net increase in cash                                          1,138       8,596

Cash, beginning of period                                     1,337      21,772
                                                          ---------    ---------
Cash, end of period                                        $  2,475   $  30,368
                                                           ---------   ---------
                                                           ---------   ---------
Non cash Financing Activities
     Stock issued for services provided                    $377,950    $791,824
                                                          ---------    ---------
See Notes to Financial Statements

                                WORLD WIDE VIDEO, INC.

                             NOTES TO FINANCIAL STATEMENTS
                                     March 31, 2003
                                 (Stated in US Dollars)
                                       (Unaudited)



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

Note 2.   Nature and Continuance of Operations

                World Wide Video, Inc., was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $5,246,592 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. (See Note 8 - Subsequent Event)

                The Company will issue stock to certain key individuals for services rendered in lieu of cash payments.

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

                                 WORLD WIDE VIDEO, INC.

                             NOTES TO FINANCIAL STATEMENTS
                                     March 31, 2003
                                 (Stated in US Dollars)
                                       (Unaudited)

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

                        The following table sets forth the computation of basic and diluted loss per share:
                                                         Six Months
                                                          Ended
                                                      March 31, 2003
                   Numerator:
                       Net loss plus preferred
                         dividends                      $(232,554)
                   Denominator:
                       Weighted average shares
                       outstanding                      89,577,327
                                Basic and diluted EPS    $   (.003)

                Fair Value of Financial Instruments
                       The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended March 31, 2003.

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

                                    WORLD WIDE VIDEO, INC.

                                NOTES TO FINANCIAL STATEMENTS
                                        March 31, 2003
                                    (Stated in US Dollars)
                                          (Unaudited)
Note 4.  Contributed Capital

                The Company raises capital through a variety of private common and preferred stock offerings. Common stock was issued at $.0048
                - 2.25 per share to raise capital for product development and final production.

                During the period, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

Note 5.  Operating Lease

                The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease agreement is for a term of two years expiring December 1, 2004, monthly rent is $1,350.

Note 6.  Commitments and Contingencies

                The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

Note 7.  Stock Options

                The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 1,000,000 shares may be granted. The Company authorized 1,000,000 shares and granted 467,000 shares under the Plan. All options have an eight-year term from the exercise date. The following summarizes the option activity under the
                Plan:

                                          Number of Shares Option Price
                Outstanding, September 30, 2002   214,000       $  .10
                Granted                                -           .10
                Exercised                              -           .10
                Canceled or expired                    -           .10
                                                  -------       -------
                Outstanding, March 31, 2003       214,000       $  .10
                                                  =======       =======


                The vesting period of the remaining options is as follows:
                  Vested and exercisable                        182,000
                  September 30, 2003                             16,000
                  September 30, 2004                             16,000
                                                                -------
                                                                214,000
                                                                =======

                No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable are immaterial as of March 31, 2003.

                                 WORLD WIDE VIDEO, INC.

                             NOTES TO FINANCIAL STATEMENTS
                                     March 31, 2003
                                 (Stated in US Dollars)
                                       (Unaudited)


Note 8.  Subsequent Events

                The stockholders agreed on a 100:1 reverse stock split effective April 14, 2003. There were 99,992,941 shares of common stock outstanding as of April 14, 2003.

                On May 12, 2003 the Company's name was officially changed with the SEC and NASD to Reva, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD IN 2002

The Company had revenues during the quarter ended March 31, 2003, the net sales of product increased to $17,647 as compared to none in the same period in 2002. The Company incurred operating expenses of $101,385 and $192,051 for the three month period ended March 31, 2003 and 2002, respectively. The Company incurred a reduction of (271,161)in product development costs in the period in 2003 as compared to $297,119 in the same period in 2002. The primary difference between the periods in 2003 and 2002 was due to the forgiving of most of the accrued salary owed to the officers.

During this quarter, the Company hired consultants to aid in the establishment of markets, product awareness and strategies and to assist in administrative functions. The costs of the consultant and professional fees for the quarter decreased to $42,347 for the quarter ended, March 31, 2003, down from $120,600 in the same quarter ended in 2002. The majority of the consultants were issued company stock in exchange for services. Marketing expenses decreased due to reduction in press releases about the Company. Marketing expense also includes travel and costs related to participating in product exhibitions.

Net losses for the quarter ended, March 31, 2003 and 2002 were ($187,423) and ($489,170), respectively. This is a major reduction in loss. But, losses are expected to continue until adequate business income from product sales can be achieved.

The liabilities of $352,268 as compare to $559,090 represent a major decrease. Of the current liabilities $35,251 is due officers and $70,508 is due employees for back salaries. During this quarter the officers forgave $ 381,247 in back salaries. The current assets increased to $355,478 as compared to $353,464 last year. The net worth at the end of the quarter was $3,210 as compared to ($205,626) in 2002. The net income per share was $.002 in the quarter compared to ($.02) in 2002 in the same period.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN 2002.

The Company had revenues of $63,670 for the six month period in 2003 compared to none in the same period in 2002. The company, in the period, had ($178,872) in salary forgiveness in 2003 and in 2002, had $198,820 in salary expense. The company incurred no subcontractor expenses in the period in 2003 compared to $668,075 in 2002. The other development costs were $4,947 in 2003 and $6,612 in 2002.

The company had operating expenses of $470,037 in the period in 2003, the largest single component of which was professional services of $369,873. In the period in 2002, the company had operating expenses of $360,902, and the largest component was $200,924 for professional services. Marketing and sales costs were $13,959 in 2003 vs. $54,452 in 2002 in the period.

The company had a net operating loss of ($232,442) in the six month period ended March 31, compared to a loss of ($1,234,409) in the same period in 2002. The net loss per share was ($.003) and ($.05) in the six month period in 2003 and 2002 respectively.

The company expects the trend of operating losses to continue as the company attempts to develop product sales

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

With regard to sales and marketing, WWV is in the process of attempting sales through existing customers, marketing and distribution channels and new distributors and marketing representatives. In particular several existing clients are considering larger orders and are using WWV's products in more diverse applications. WWV intends to develop new sales, marketing, and distribution approaches, in addition to developing strategic client/marketing relationships and to increase the sales and marketing staff as resources allow. One technique being considered is better use of electronic media in developing customers (e.g. Internet product based web page, e-Bay direct, business to business etc).

The shares registered on Form S-8 were issued for services rendered or to be rendered by consultants and professionals pursuant to contracts as attached to the S-8 Registration Statements.

NOTE: As of May 15, 2003, certain shares of S-8 stock mentioned above issued for two contractors services are in the process of being cancelled because of performance issues, and this decrease will be reflected in the next Quarter statement.

The Company is attempting to reorganize the company and raise substantial working capital using delivery order financing, accounts receivable financing, prepayment on product sales, and equity investments. No commitments for financing curently exist.

The company needs to achieve substantial recapitalization to continue its operations. The company is seeking approximately $200,000 to $300,000 in capital in a private placement. The company's auditors issued a "going concern" qualification in the auditors opinion for the fiscal year ended September 30, 2002. The company has not yet achieved revenues or capitalization sufficient to cause the "going concern" qualification not to still be appropriate. The company may never achieve revenues or capitalization sufficient to eliminate the going concern qualification, even though management is attempting to achieve both, on a full time basis.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2003, were $ 2,475. The company inventory assets of $252,530 are illiquid, and in a liquidation, may not bring book value. The current liabilities total $352,268 @ March 31, 2003, which exceed current assets by approximately $70,000. The Company is attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.

Evaluation of Internal and Disclosure Controls
- ----------------------------------------------

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

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is unable to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

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

GOING CONCERN LANGUAGE

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has very limited revenue no capital, debt in excess of $350,000, all of which is current, minimal cash, and no capital sources currently. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

                                    WORLD WIDE VIDEO, INC.
                                (A Development Stage Company)

                                 PART II - OTHER INFORMATION

Item 1.  Litigation - None

Item 2.  Change in Securities -

  COMMON SHARES ISSUED DURING QUARTER

               COMMON
               SHARES           TYPE             PRICE     TOTAL CONSIDERATION

              8,650,000(1)      S-8 Registered   $ 0.0062        $  53,930
             10,500,000(2)      Restricted       $ 0.0048        $  50,000
- -------------------------------------------------------------------------
Total        19,150,000                                        $103,930

(1) The S-8 registered shares were issued for services pursuant to contracts and some of such shares were held in escrow pending full performance under the contracts. The company has not received, in its opinion, full performance under the contracts, and intends to cancel some of the shares.

(2) The restricted shares issued as listed above were issued in reliance upon exemptions contained in Sections 4(2) and 4(6) of the Securities Act of 1933 to persons whom the company believed were accredited investors and for which subscriptions were received, which asserted that the purchasers were purchasing for their own account for investment purposes and not with a view to resell or redistributed the shares purchased. Some restricted shares were also issued for services rendered by employees, consultants and professionals.


Item 3. Defaults upon senior securities - The Company is in default in its annual payment of dividends on its Preferred Stock.

Item 4.  Submission of matters to a vote of security holders -

                The stockholders agreed on a 100:1 reverse stock split effective May 13, 2003. There were 99,992,941 shares of common stock outstanding as of May 13, 2003.

                On May 12, 2003 the Company's name was officially changed with the SEC and NASD to Reva, Inc.


Item 5.  Other information -

On April 17, 2003, Rochele Hirsch a member of the Board of Directors, resigned due to personal reasons. Her resignation is effective April 17, 2003. WWV management expresses thanks for her leadership and wishes success to her endeavors. WWV plans to replace Rochele's position on the Board of Directors in the upcoming quarter.

Item 6.  Exhibits and reports on Form 8-K - Filed 1/17/03
                                            Filed 3/04/03

Item 7. Exhibit 1: Exhibit 99.14 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Item 8.  Exhibit 2: Exhibit 99.14a Certification Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of May 2003.

                                        World Wide Video, Inc.

                                        /s/ John G. Perry
                                        ----------------------------------
                                        John G. Perry, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, John G. Perry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of World Wide Video, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/ John G. Perry
- -----------------------
 John G. Perry, CEO & CFO