Form 10QSB
period 2003-06-30
REVA INC
filed 2003-08-21
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
  June 30, 2003                                                0-26235


                                   REVA, INC.
                                   ----------
               (Exact name of registrant as specified in its charter)

             Colorado                                     54-1921580
    (State of incorporation)                (I.R.S. Employer Identification No.)


                    127 West Davis Street, Culpeper, VA 22701
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

122,781 Common Shares Issued as of as of June 30, 2003.

2,196,074 Preferred Shares Issued as of June 30, 2003.
No Preferred Warrants exist as of June 30, 2003.

                         PART I: FINANCIAL INFORMATION


Item I. Financial Information


                               Robert N. Whitnell
--------------------------------------------------------------------------------
                           Certified Public Accountant
                          2201 Midway Road, Suite 108N
                              Carrollton, TX 75006



To the Board of Directors
Reva, Inc. (Formerly World Wide Video, Inc.)
Culpeper, VA  22701

I have reviewed the accompanying balance sheet of Reva, Inc. (formerly World Wide Video, Inc.) as of June 30, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the three months and the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Reva, Inc. (formerly World Wide Video, Inc.).

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the June 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements of Reva, Inc. (formerly World Wide Video, Inc.) as of September 30, 2002 were audited by other auditors whose report dated January 9, 2003 expressed an unqualified opinion on those statements.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

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

August 15, 2003

/s/ Robert N. Whitnell
----------------------
Robert N. Whitnell

                                   Reva, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                                 BALANCE SHEETS
                      June 30, 2003 and September 30, 2002


                                                 June 30,          September 30,
                                                  2003                 2002
                                                  -----                ----

                   ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                            -               $  1,337
  Inventories                                   $252,530                241,147
  Prepaid Expenses                                     -                  1,065
  Advances and Receivables                       115,116                 22,561
                                                --------               --------
    Total Current Assets                        $367,646               $266,110
                                                --------               --------

PROPERTY AND EQUIPMENT
  Computer Equipment                            $173,402               $130,116
  Software                                             -                 16,408
  Other Depreciable Assets                        26,179                      -
                                                --------               --------
                                                 147,223                146,524
  Less Accumulated Depreciation                   94,540                (73,990)
                                                --------               --------
    Total Property and Equipment                 $52,683                $72,534

OTHER ASSETS
  Licenses, Net                                 $  3,313               $ 13,125
  Deposits                                         3,000                  1,695
                                                --------               --------
    Total Other Assets                          $  6,313               $ 14,820
                                                --------               --------

    GRAND TOTAL OF ASSETS                       $426,642               $353,464
                                                --------               --------



See Notes to Financial Statements

                                   Reva, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                                 BALANCE SHEETS
                      June 30, 2003 and September 30, 2002


                                                June 30,        September 30,
                                                 2003               2002

                   LIABILITIES

CURRENT LIABILITIES
  Bank Overdraft                                $  2,989               -
  Accounts Payable                               166,830              $115,901
  Due to Officers                                 69,251               269,758
  Due to Employees                               126,740                62,550
  Notes Payable                                        -               110,881
                                                --------              --------
    Total Current Liabilities                   $365,810              $559,090

                                                --------              --------
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value,
  100,000,000 shares authorized;
  2,196,074, post stock split,
  and 46,455,574, before stock split,
  issued and outstanding, respectively          $ 21,883             $   4,646
Preferred Stock, $.01 par value,
  10,000,000 shares authorized,
  122,781 and 189,447 issued and
  outstanding, respectively                        1,228                 1,894
Additional Paid in Capital                     5,533,153             4,954,770
Unearned Compensation                                  -              (163,958)
Accumulated Deficit                           (5,495,432)           (5,002,978)
                                              -----------           -----------
    Total Stockholders' Equity                    60,832              (205,626)
                                                --------               --------
    GRAND TOTAL OF LIABILITIES                  $426,642              $353,464
                                                --------              --------




See Notes to Financial Statements



                                   Reva, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                             STATEMENT OF OPERATIONS
                     for three months and nine months ended
                         June 30, 2003 and June 30, 2002
                                   (Unaudited)


                                                Three Months Ended                           Nine Months Ended
                                                    June 30                                      June 30,
                                            2003                2002                      2003              2002
                                            ----                ----                      ----              ----
SALES                                    $   4,080                -                    $  67,751          -
                                         ---------               ------                 --------          -------

PRODUCT DEVELOPMENT COSTS
  Salaries                               $ 123,192            $ 102,229                $ (55,680)       $ 301,049
  Subcontractors                            15,318               15,418                   15,318          673,493
  Other Development Costs                   (3,764)              16,875                    1,183           23,487
                                          --------             --------                ---------         --------
                                         $ 134,746            $ 134,522                $ (39,179)       $ 998,029

OPERATING EXPENSES
  Office                                 $    9,22            $   4,958                $  16,825        $  13,879
  Marketing and Sales                       14,827               35,273                   28,786           89,725
  Professional Services                    185,431              281,440                  555,304          482,363
  Stock Maintenance                         10,912                9,243                   10,912           -
  Occupancy                                  6,628                4,991                   16,175           34,723
  Utilities                                  4,071                8,530                   34,421           20,089
  Depreciation                               3,813               12,356                   23,800           37,020
  Insurance                                  3,755                9,258                   13,365           19,469
  Taxes                                      9,159                -                        9,159           -
  Other                                       (657)               -                        8,497           29,683
                                          --------             --------                 --------         --------
                                         $ 247,207            $ 366,049                $ 717,844          726,951

  Operating Income (Loss)                 $(377,873)          $(490,571)               $(610,314)      (1,724,980)
  Other Income, Net                          7,119                  637                    7,007           10,913
                                         ---------            ---------                ---------       ----------

  Net Income (Loss)                      $(370,820)           $(480,709)               $(603,307)      (1,714,067)
                                         ==========          ===========               ==========      ===========

  Net Income (Loss)
  Per Share                              $   (.371)          $   (.206)               $   (.603)        $   (.749)
                                         ==========          ==========               ==========        ==========

Weighted Average Number of
  Common Shares Outstanding              2,196,074*            233,616*               2,196,074*          228,911*
                                         =========             ========               =========           ========


See Notes to Financial Statements
* Giving Effect to 100 to 1 Reverse Split on April 14, 2003




                                   Reva, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       September 30, 2002 to June 30, 2003
                                   (Unaudited)
                                   -----------

                                                              Cumulative   Additional
                                           Common Stock       Preferred    Paid In      Accumulated     Unearned
                                 Shares              Amount     Par        Capital          Deficit     Compensation     Total
                                 ---------          -------  ---------    ----------   -----------    -------------     -------
Balance, September 30, 2002       46,455,574      $ 4,646      $ 1,894     $4,954,770    $(4,880,407)   $(163,958)      $( 83,055)

Contributed Services               8,650,000        2,765            -         90,865              -     ( 17,790)         75,840

Sale of Common Stock              44,887,367       14,472            -        511,852              -            -         526,324

Reverse Stock Split              (98,993,012)

Issuance of New Shares             1,196,145

Dividend, Cumulative
  Preferred Shares                         -            -            -              -       (11,718)            -        (11,718)

Cancellation of Unearned
  Compensation                             -            -            -              -              -      181,748        181,748

Preferred Stock Returned                   -        (666)      (24,334)             -              -            -        (25,000)

Net Loss, Nine Months Ended
  June 30, 2003                            -            -            -              -      (603,307)            -       (603,307)
                                 -----------      -------      -------       --------      ---------    ---------       ---------
                                   2,196,074      $21,883       $1,228     $5,533,153    $(5,495,432)           -         $60,832
                                 -----------      -------      -------     ----------    -----------    ---------       ---------

See Notes to Financial Statements

                                   Reva, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                             STATEMENT OF CASH FLOWS
                              for nine months ended
                         June 30, 2003 and June 30, 2002
                                   (Unaudited)

                                                      Nine Months Ended
                                                          June 30,
                                                     2003           2002
                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

RECONCILIATION OF NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES
     Net Loss                                       $(603,307)      $(1,714,067)
     Adjustments to Reconcile
    Net Loss to Net Cash
     Used in operating Activities:
         Depreciation/Amortization                  $  23,800        $   37,021
         Contributed Services                         411,950         1,121,583

           Change In Assets Availabilities:
              Accounts Receivable                   $ (57,074)      $   (23,855)
              Inventory                               (11,383)          (99,712)
              Prepaid Expense                           1,065            (2,554)
              Other Assets                              8,507                  -
              Accounts Payable                         50,929           (66,054)
              Salaries Payable                        136,317            35,206
              Deposits                                 (1,305)           (4,866)
              Accrued Stock                                  -          (21,600)
                                                   -----------       -----------
  Net Cash Used In Operating Activities             $ (40,501)       $ (738,898)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment and Software                $ (89,636)       $   (9,527)
  Notes Receivable                                           -          (11,800)
                                                    ----------        ----------
  Net Cash Used in Investing Activities             $ (89,636)       $  (21,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Notes Payable                   $ 110,881        $  (17,413)
  Proceeds from Issuance of Preferred Stock            11,864           349,970
  Proceeds from Issuance of Preferred Stock            11,718           410,000
                                                    ---------         ----------
  Net Cash Provided from Financing Activities       $ 111,027        $  742,557

  CASH
  BEGINNING                                         $   1,337        $   21,772
  ENDING                                               (2,989)          (17,668)
                                                    ---------         ----------
                                                    $   4,326        $    4,104

See Notes to Financial Statements

                                   Reva, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)



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

Note 2.       Nature and Continuance of Operations

                  Reva, Inc. (formerly World Wide Video, Inc.) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $5,495,432 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Notes to Financial Statements
Note 3 Continued

                        Use of Estimates
                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts and expenses during the reporting period. Actual results could differ from those estimates.

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

                           Temporary differences consist of the difference in financial and income tax bases for accounting for start-up and organizational costs. Deferred income taxes, related to an asset or liability, are classified as current or non-current based on the classification of the related asset or liability.

                        Loss per Share
                           The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, which establish-ed standards for computing and presenting earnings per share (EPS) for enti-

Notes to Financial Statements
Note 3 Continued

                           ties with publicly held common stock. The standard requires presentation of two categories of earnings per share: basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income
                           (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilutions that could occur of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. This computation excludes securities which are annihilative.

                           The following table sets forth the computation of basic and diluted loss per share:

                                                                   Nine Months Ended
                                                                       June 30, 2003
                           Numerator:
                               Net loss plus preferred dividends        $(603,307)
                           Denominator:
                               Weighted average shares outstanding      2,196,074
                                     Basic and Diluted EPS              $   (.274)

                        Fair Value of Financial Instruments
                           The carrying value of cash, accounts receivable and accounts payable approximates current fair value for the period ended June 30, 2003.

                        Technology Licenses
                           The Company capitalizes technology licenses when purchased. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight line basis over the estimated useful life of the licenses. The Company evaluates recoverability of its intangible assets as current events or as circumstances warrant to determine whether adjustments are needed to carrying values. There have been no material adjustments to the carrying values of intangible assets resulting from these evaluations.

Note 4.       Contributed Capital
                  The Company raises capital through a variety of private common and preferred stock offerings. Common stock was issued at $.0048- 2.25 per share to raise capital for product development and final production.

                  During the period, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

Note 5.       Operating Lease
                  The Company leases office space in Culpeper, Virginia, under three lease agreements. Two of the lease agreements are month-to-month with a combined monthly rent of $2,000. The third lease

Notes to Financial Statements

                  agreement is for a term of two years expiring December 1, 2004; monthly rent is $1,350.

Note 6.       Commitments and Contingencies
                  The Company has entered into several agreements and contracts in connection with the raising of capital and product development.

Note 7.       Other Events
                  The stockholders approved a 100:1 reverse stock split effective April 14, 2003. There are 2,196,074 shares of common stock outstanding as of June 30, 2003 after the reverse split.

                  On May 12, 2003 the Company's name was officially changed to Reva, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002

The Company had revenues during the quarter ended June 30, 2003, the net sales of product decreased to $4,080 as compared to none in the same period in 2002. The Company incurred operating expenses of $247,207 and $366,049 for the three month period ended June 30, 2003 and 2002, respectively. The Company had 134,746 in product development costs in this quarter as compared to $134,522 in the same period in 2002.

During this quarter, the Company hired consultants to aid in the establishment of markets, product awareness and strategies and to assist in administrative functions. The costs of the consultant and professional fees for the quarter decreased slightly to $15,318 for the quarter ended, June 30, 2003, down from $15,418 in the same quarter ended in 2002. The majority of the consultants were issued company stock in exchange for services. Marketing expenses decreased due to reduction in press releases about the Company. Marketing expense also includes travel and costs related to participating in product exhibitions.

Net losses for the quarter ending June 30, 2003 and 2002 were ($370,820) and ($480,709), respectively. This is a major reduction in loss. But, losses are expected to continue until adequate business income from product sales can be achieved.

The liabilities of $365,810 as compare to $559,090 represent a major decrease. Of the current liabilities $69,251 is due officers and $126,740 is due Employees for back salaries. The current assets increased to $426,642 as compared to $353,464 last year. The assets in part is based on the following. On June 5, 2003, 996,400 restricted shares were issued for $84,694 as part of the sale of stock via a private placement. The shares involved are restricted "144" shares. As of this filing date only partial funds have been received. If the funds are not received shortly, adjustments shall be made in the fourth quarter. Another important item is the removing of the preferred dividends for the liabilities section. If Reva Board of Directors issues dividend about $144,000 would be owed by the end of the fourth quarter. The net worth at the end of the quarter was $60,832 as compared to ($205,626) in 2002. The net income per share was $.371 in the quarter compared to ($.206) in 2002 in the same period.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002.

The Company had revenues of $67,751 for the nine-month period in 2003 compared to none in the same period in 2002. The company, in the period, had ($55,680) in salaries in 2003 and in 2002, had $301,049 in salary expense. The salary reduction occur in part for the forgiving by the officers certain accrued back salaries The company incurred $15,318 in subcontractor expenses in the period in 2003 compared to $673,493 in 2002. The other development costs were 1,183 in 2003 and $23,487 in 2002.

The company had operating expenses of $717,844 in the period in 2003, the largest single component of which was professional services of $555,304. In the period in 2002, the company had operating expenses of $726,951 and the largest component was $482,363 for professional services. Marketing and sales costs were $28,786 in 2003 vs. $89,725 in 2002 in the period. Reductions in the above areas indicate a lack of cash flow and the reduction of the used of subcontracts.

The company had a net operating loss of ($610,314) in the nine-month period Ended June 30, 2003 compared to a loss of ($1,714,980) in the same period in 2002. The net loss per share was ($.603) and ($.749) in the nine-month period in 2003 and 2002 respectively.

The company expects the trend of operating losses to continue as the company attempts to develop product sales


FORWARD LOOKING STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Reva's financial condition, results of operations and business. These statements include, among others:

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

With regard to sales and marketing, the company is in the process of attempting Sales through existing customers, marketing and distribution channels and new distributors and marketing representatives. In particular several existing clients are considering larger orders and are using the company products in more diverse applications. the company intends to develop new sales, marketing, and distribution approaches, in addition to developing strategic client/marketing relationships and to increase the sales and marketing staff as resources allow. One technique being considered is better use of electronic media in developing customers (e.g. Internet product based web page, e-Bay direct, business to business etc). Also, the company is investigating joint ventures and strategic agreements with companies that have a demanding need for the company technology.

The shares registered on Form S-8 were issued for services rendered or to be rendered by consultants and professionals pursuant to contracts as attached to the S-8 Registration Statements.

The Company is attempting to reorganize the company and raise substantial working capital using delivery order financing, accounts receivable financing, prepayment on product sales, and equity investments. No commitments for financing currently exist.

The company needs to achieve substantial recapitalization to continue its operations. The company is seeking approximately $200,000 to $300,000 in capital in one or more private placement. The company's auditors issued a "going concern" qualification in the auditors opinion for the fiscal year ended September 30, 2002. The company has not yet achieved revenues or capitalization sufficient to cause the "going concern" qualification not to still be appropriate. The company may never achieve revenues or capitalization sufficient to eliminate the going concern qualification, even though management is attempting to achieve both, on a full time basis.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2003, were ($ 2,989). The company inventory assets of $252,530 are illiquid, and in a liquidation, may not bring book value. The current liabilities total $352,530 at June 30, 2003, which is less than the current assets by approximately $175,000. The Company is attempting to obtain additional equity investments. If additional equity investments are not obtained, the future of the Company is uncertain.


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

The Company has plans for continued research and development in the next twelve months, if capital is available, which could exceed $250,000. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, it may acquire or add employees of an unknown number in the next twelve months if significant orders for product are received.

GOING CONCERN RISK

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has very limited revenue no capital, debt in excess of $365,000, all of which is current, minimal cash, and no capital sources currently. The effects of such conditions could easily be to cause the Company's bankruptcy.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned significant revenue from operations. The Company's ability to continue as a going concern is depen-dent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertain-ties. Management is seeking new capital to revitalize the Company and to reduce corporate liabilities.

Item 3. Controls and Procedures

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

                           Part II - Other Information

Item 1.  Legal Proceedings

         None


Item 2.  Change in Securities


                           COMMON SHARES ISSUED DURING QUARTER

               COMMON
               SHARES           TYPE             PURPOSE       PRICE     TOTAL CONSIDERATION

                140,000(1)      S-8 Registered   Services      $ 0.20          $  28,000
              1,046,400(2)(3)   Restricted       Sale          $ 0.11          $  96,694
--------------------------------------------------------------------------------------------
Total         1,186,400                                                        $ 124,694

(1) The S-8 registered shares were issued for services pursuant to contracts.

(2) The restricted shares issued as listed above were issued in reliance upon exemptions contained in Regulation D, Sections 4(2) and 4(6) of the Securities Act of 1933 to persons whom the company believed were sophisticated or accredit-ed investors and for which subscriptions were received, which asserted that the purchasers were purchasing for their own account for investment purposes and not with a view to resell or redistributed the shares purchased. Some restricted shares were also issued for services rendered by employees, consultants and professionals under a Section 4(2) exemption.

(3) On June 5, 2003, 996,400 restricted shares were issued for a subscription $84,694 as part of the a private placement. The shares involved are restricted "144" shares. As of this filing date only partial funds have been received. If the funds are not received, adjustments shall be made in this quarter. In this report, the subscription is listed as Account Receivable.

The total of $124,694 also includes 50,000 shares of restricted stock issued as payment for services. A value of $12,000 was recorded as the value of the services received.


Item 3.  Defaults upon Senior Securities

         The Company is in default in its annual payment of dividends on its Preferred Stock.


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

On April 17, 2003, Rochele Hirsch, a member of the Board of Directors, resigned due to personal reasons. Her resignation is effective April 17, 2003. REVA plans to replace the position on the Board of Directors in the upcoming quarter.


Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits - 31 and 32 (Sarbanes-Oxley)

         B.  Reports on Form 8-K - 8-K filed on April 18, 2003
                                   8-K filed on May 12, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 19th day of August, 2003.

REVA, INC.

/s/ John G. Perry
----------------------------------
John G. Perry, President