Form 10QSB/A
period 2003-06-03
REVA INC
filed 2003-11-10
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A


                                  AMENDMENT #1


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

2,196,074 Common Shares Issued as of as of June 30, 2003.

122,781 Preferred Shares Issued as of June 30, 2003.
No Preferred Warrants exist as of June 30, 2003.

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

August 15, 2003

/s/ Robert N. Whitnell
----------------------
Robert N. Whitnell



                                                    Reva, Inc.
                                         (Formerly World Wide Video, Inc.)
            -------------------------------------------------------------------------------------------
                                                  BALANCE SHEETS
                                       June 30, 2003 and September 30, 2002

                                                               June 30,                    September 30,
                                                                 2003                          2002
                                                              ----------                -------------------
                  ASSETS

CURRENT ASSETS
         Cash and Cash Equivalents                                     -                $     1,337
         Inventories                                            $252,530                    241,147
         Prepaid Expenses                                              -                      1,065
         Advances and Receivables                                 30,421                     22,561
         Subscribed Stock Receivable                              84,694                         -
                                                              ------------              -------------
                  Total Current Assets                          $367,645                   $266,110
                                                              ------------              -------------


PROPERTY AND EQUIPMENT
         Computer Equipment                                     $105,958                   $130,116
         Software                                                 16,408                     16,408
         Furniture, Fixtures and Equipment                        24,857                          -
                                                              ------------              -------------
                                                                $147,223                   $146,524
         Less Accumulated Depreciation                           (94,540)                   (73,990)
                                                              ------------              -------------
                  Total Property and Equipment                $   52,683                 $   72,534

OTHER ASSETS
         Licenses, Net                                        $    3,313                 $   13,125
         Deposits                                                  3,000                      1,695
                                                              -------------             ------------
                  Total Other Assets                          $    6,313                  $  14,820


                  TOTAL ASSETS                                $  426,641                   $353,464
                                                              ------------              ------------


See Notes to Financial Statements



                                                    Reva, Inc.
                                         (Formerly World Wide Video, Inc.)
            -------------------------------------------------------------------------------------------
                                                  BALANCE SHEETS
                                       June 30, 2003 and September 30, 2002


                                                              June 30,              September 30,
                                                               2003                      2002
                                                              -------               -------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Bank Overdraft                                       $    2,989                        -
         Accounts Payable                                        144,406                 $115,901
         Accrued Liabilities                                      11,212                        -
         Due to Officers                                          69,252                  269,758
         Due to Employees                                        126,740                   62,550
         Notes Payable                                                 -                  110,881
         Dividends Payable                                       134,974                        -
                                                              ------------              -------------
                  Total Current Liabilities                     $489,573                 $559,090



STOCKHOLDERS' DEFICIT
Common stock, $.01 par value,
         100,000,000 shares authorized;
         2,196,074, post stock split,
         and 46,455,574, before stock split,
         issued and outstanding, respectively                 $   21,883               $    4,646
Preferred Stock, 6% cumulative $.01 par value,
         10,000,000 shares authorized,
         122,781 and 189,447 issued and
         outstanding, respectively                                 1,228                    1,894
Additional Paid in Capital                                     5,533,153                4,954,770
Unearned Compensation                                                  -                 (163,958)
Accumulated Deficit                                           (5,619,196)              (5,002,978)
                                                              ---------------           --------------
         Total Stockholder's Deficit                            ( 62,932)                (205,626)
                                                              ---------------           --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                         $  426,641                $ 353,464
                                                              ----------                ---------



See Notes to Financial Statements


                                                         Reva, Inc.
                                             (Formerly World Wide Video, Inc..)


                                                   STATEMENT OF OPERATIONS
                                           for three months and nine months ended
                                               June 30, 2003 and June 20, 2002
                                                         (Unaudited)

                                        Three Months Ended                          Nine Months Ended
                                             June 30,                                    June 30,
                                       2003             2002                       2003             2002
                                       ----             ----                       ----             ----

SALES                               $     4,080              -                  $    67,751               -
                                    -------------    -------------              -------------    ----------------

COST OF GOODS SOLD                  $    11,553       $  134,522                 $(  39,179)      $     998,029

GROSS PROFIT (LOSS)                 $   ( 7,473)      $ (134,522)                 $ 106,930        (    998,029)

OPERATING EXPENSES
         Office                          15,047            4,958                     16,825              13,879
         Marketing and Sales             14,877           35,273                     28,786              89,725
         Professional Services          144,644          281,440                    555,304             482,363
         Stock Maintenance                  784            9,243                     10,912                -
         Rent                             8,950            4,991                     16,175              34,723
         Utilities                        4,071            8,530                     34,421              20,089
         Depreciation                    10,375           12,356                     23,800              37,020
         Insurance                        3,755            9,258                     13,365              19,469
         Taxes                              -                 -                       9,159                -
         Other                              -                 -                       8,497              29,683
                                    -------------    -------------              -------------    ----------------
                                    $   202,503       $  366,049                 $  717,844       $     726,951

Operating Income (Loss)             $  (209,976)       $(490,571)                 $(610,314)       $ (1,724,980)
Other Income, Net                         7,120              637                      7,007              10,913
                                    -------------    -------------              -------------    ----------------
Net Income (Loss)                   $  (202,856)       $(480,709)                 $(603,307)       $ (1,714,067)
                                    -------------    -------------              -------------    ----------------

Net Income (Loss)
Per Share                           $    (.203)    $       (.206)              $     ( .603)    $         (.749)
                                    -------------    -------------              -------------    ----------------

Weighted Average Number of
Common Shares Outstanding            2,196,074*          233,616*                 2,196,074*            228,911*
                                    -------------    -------------              -------------    ----------------

See Notes to Financial Statements

* Giving Effect to 100 to 1 Reverse Split on April 14, 2003



                                                   Reva, Inc.
                                        (Formerly World Wide Video, Inc.)


                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIT) September 30, 2002 to June 30, 2003
                                                   (Unaudited)


                                                            Cumulative   Additional
                                       Common Stock          Preferred   Paid In        Accumulated     Unearned
                                 Shares            Amount          Par   Capital        Deficit         Compensation      Total
                                ------------       -------  ----------   ------------   ------------    ------------      -----

Balance, September 30, 2002    46,455,574        $ 4,646    $  1,894      $ 4,954,770   $(4,880,407)    $( 163,958)    $(   83,055)

Contributed Services            8,650,000          2,765           -           90,865             -     (   17,790)         75,840

Sale of Common Stock           44,887,367         14,472           -          511,852             -              -         526,324

Reverse Stock Split           (98,993,012)

Issuance of New Shares          1,196,145

Dividend, Cumulative
         Preferred Shares               -              -           -                -     ( 135,482)             -        (135,482)

Cancellation of Unearned
         Compensation                   -              -           -                -             -        181,748         181,748

Preferred Stock Returned                -              -      (  666)         (24,334)            -              -        ( 25,000)

Net Loss, Nine Months Ended
         June 30, 2003                  -              -           -                -    (  603,307)             -        (603,307)
                              ------------       -------     --------     ------------  ------------     ----------      ----------
                                2,196,074         21,883       1,228      $ 5,533,153   $(5,619,196)             -         (62,932)
                              ------------       -------     --------     ------------  ------------     ----------      ----------


See Notes to Financial Statements



                                           Reva, Inc.
                               (Formerly World Wide Video, Inc..)


                                     STATEMENT OF CASH FLOWS
                                      for nine months ended
                                 June 30, 2003 and June 20, 2002
                                           (Unaudited)

                                                                                   Nine Months Ended
                                                                                         June 30,
                                                                                2003                 2002
                                                                                ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES


RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES
         Net loss                                                           $  (603,307)           $(1,714,067)
         Adjustments to reconcile net loss to net cash
         Used in operating activities:
         Depreciation/amortization                                          $    23,800          $      37,021
         Contributed services                                                   731,071              1,121,583

         Change in assets and liabilities:
                  Accounts receivable                                           ( 7,860)               (23,855)
                  Subscribed stock receivable                                   (84,694)                     -
                  Inventory                                                     (11,383)               (99,712)
                  Prepaid expense                                                 1,065                 (2,554)
                  Other assets                                                    5,257                      -
                  Accounts payable                                               28,505                (66,054)
                  Accrued liabilities                                            11,212                      -
                  Salaries payable                                             (136,316)                35,206
                  Deposits                                                            -                 (4,866)
                  Accrued stock                                                       -                (21,600)
                  Dividends                                                     134,974                      -
                                                                            ------------------    -----------------
         Net cash used in operating activities                              $    92,324           $   (738,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment and software                                 $      (699)          $     (9,527)
         Notes receivable                                                             -                (11,800)
                                                                            ------------------    -----------------
         Net cash used in investing activities                              $      (699)          $    (21,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from notes payable                                    $  (110,881)           $   (17,413)
         Proceeds from issuance of preferred stock                               11,864                349,970
         Proceeds from issuance of preferred stock                               11,718                410,000
                                                                            ------------------    -----------------
         Net cash used in financing activities                              $   (87,299)          $    742,557

         CASH
         BEGINNING                                                          $     1,337           $     21,772
         ENDING                                                                  (2,989)               (17,668)
                                                                            ------------------    -----------------
                                                                            $     4,326           $      4,104


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

Note 2.       Nature and Continuance of Operations


                  Reva, Inc. (formerly World Wide Video, Inc.) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company intends to design and manufacture technology and products for the video telephony market. These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $5,619,196 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.


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


                           Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and the resulting gain or loss is reflected in earnings.

                        Income Taxes
                           The Company uses the liability method of accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax basis of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.


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


Note 5.       Operating Lease
                  The Company leases office space in Culpeper, Virginia, under one lease agreement. The lease

Notes to Financial Statements

                  agreement is for a term of two years expiring December 1, 2004; monthly rent is $1,350.

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

                  On May 12, 2003 the Company's name was officially changed to Reva, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002

The Company had revenues during the quarter ended June 30, 2003, in the form of sales of product of $4,080 as compared to no sales in the same period in 2002. The Company incurred operating expenses of $202,503 and $366,049 for the three month period ended June 30, 2003 and 2002, respectively.

The Company had 134,746 in product development costs in this quarter as compared to $134,522 in the same period in 2002.

During this quarter, the Company maintained consultants to aid in the establish-ment of markets, product awareness and strategies and to assist in administra-tive functions. The costs of the consultant and professional fees for the quarter decreased to $144,644 for the quarter ended, June 30, 2003, down from $281,440 in the same quarter ended in 2002. Marketing expenses decreased due to reduction in press releases about the Company and travel. Marketing expense also includes travel and costs related to participating in product exhibitions.

Net losses for the quarter ending June 30, 2003 and 2002 were ($202,856) and ($480,709), respectively. This is a major reduction in loss, but losses are expected to continue until adequate business income from product sales or other developed or acquired can be achieved.

The liabilities of $489,573 as compare to $559,090 represent a major decrease. Of the current liabilities. A total of $69,251 was due officers and $126,740 was due Employees for back salaries. The current assets increased to $367,645 as compared to $353,464 last year. The net loss per share was ($.20) in the quarter in 2003 compared to ($.206) in 2002 in the same period.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002.

The Company had revenues of $67,751 for the nine-month period in 2003 compared to none in the same period in 2002. The company, in the period, had $555,304 in professional expenses in 2003 and in 2002, had $482,363 in such expense. The company incurred $15,318 in subcontractor expenses in the period in 2003 compar-ed to $673,493 in 2002. The other development costs were $1,183 in 2003 and $23,487 in 2002.

The company had operating expenses of $717,844 in the period in 2003, the largest single component of which was professional services of $555,304. In the period in 2002, the company had operating expenses of $726,951 and the largest component was $482,363 for professional services. Marketing and sales costs were $28,786 in 2003 vs. $89,725 in 2002 in the period. Reductions in the above areas result from a lack of caital and cash flow and the reduction of the use of sub-contracts.

The company had a net operating loss of ($610,314) in the nine-month period Ended June 30, 2003 compared to an operating loss of ($1,724,980) in the same period in 2002. The net loss per share was ($.603) and ($.749) in the nine-month period in 2003 and 2002 respectively.


The company expects the trend of operating losses to continue as the company attempts to develop product sales


FORWARD LOOKING STATEMENTS


This Form 10-QSB contains financial projections, estimates and other "forward-looking statements" as that term is used in federal securities laws about Reva's financial condition, results of operations and business. These statements include, among others:


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


The Company is attempting to reorganize the company and raise substantial work-ing capital. No commitments for financing currently exist.

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


Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits - 31 and 32 (Sarbanes-Oxley)

         B.  Reports on Form 8-K - 8-K filed on April 18, 2003
                                   8-K filed on May 12, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November, 2003.

REVA, INC.

/s/ John G. Perry
----------------------------------
John G. Perry, CEO