Form 10KSB
period 2003-09-30
REVA INC
filed 2004-01-15
CIK 1086519

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



                  For the fiscal year ended September 30, 2003
                        Commission file number: 000-26235

                                   REVA, INC.
             (Exact name of registrant as specified in its charter)

   Colorado                                        54-1921580
-------------------------                         --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

212 North Oak Street, Suite A, Roanoke Texas, 76262
---------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number: (817) 491-8385

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

                             ______ Yes ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003: $1,562,549 (approximately)

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2003: 20,688,251

Number of outstanding shares of the registrant's Preferred shares as of September 30, 2003: none

                                TABLE OF CONTENTS

                                                                         Page
                                     PART I

Item 1.       Description of Business                                     1

Item 2.       Properties                                                 11

Item 3.       Legal Proceedings                                          11

Item 4.       Submission of Matters to a Vote of Security Holders        11


                                    PART II

Item 5.       Market For the Registrants Common Stock and Related
              Stockholder Matters                                        11

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results Operations                           13

Item 7.       Financial Statements and Supplementary Data                14

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                        29


                                    PART III

Item 9.       Directors and Executive Officers of the                    29
              Registrant

Item 10.      Executive Compensation                                     29


Item 11.      Security Ownership of Certain Beneficial
              Owners and Management                                      30

Item 12.      Certain Relationships and Related Transactions             32


                                    PART IV

Item 13.      Exhibits, Financial Statement Schedules and
              Reports on From 10-K                                       32


              SIGNATURES                                                 33

              CONSENT OF ACCOUNTANT                                      34

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

REVA, Inc. ("REVA") was organized under the laws of the Commonwealth of Virginia on July 16, 1997 as World Wide Video, Inc. On April 9, 1998, the Company was re-incorporated in the State of Colorado. The shareholders of the Company approved a name change to REVA in 2003 and a reverse split of one for 100 common shares. The Company was approved for trading by NASD in November 2000 under the name "World Wide Video" for the NASD's Over the Counter Bulletin Board (OTCBB). In April 2003, the name was formally changed to REVA, Inc. REVA trades on the OTCBB with the ticker symbol "RVIA." REVA's Corporate Headquarters, previously located in Culpeper, Virginia has been relocated to new offices in Roanoke, Texas as of November 2003. The Company has continued to designed and developed technology products for the video communication market. In order to generate on-going revenue through an installed customer base, REVA has signed a letter of intent on July 27th 2003, to acquire BOLD Communications Networks, LLC (BOLD) for an investment of $250,000 for 4,850,000 shares. Additionally, from October 1st to December 31st, 2003 BOLD has extended loans to REVA totaling $184,820. REVA has agreed to issue additional shares of 3,696,400 for conversion of the loans to equity. Additionally, a letter of intent was signed on October 8th, 2003 to acquire Regional Wireless Networks (RWN). These acquisitions are intended to be finalized early in 2004.

REVA's technology is based on new and emerging custom chips and video compression algorithms, that are used in the wireless delivery technologies mode. REVA's base technology is designed to offer video entertainment on-demand and video communication products, all based upon wireless Internet services to residential and commercial clients in rural and semi-rural areas where broadband access is offered at a limited access or termination bandwidth rate. REVA believes it can use the Wireless base of customers of BOLD and Regional Wireless to offer tailored products and services using REVA technology.

AFFILIATION WITH BOLD COMMUNICATIONS NETWORKS, LLC AND LETTER OF INTENT

A letter of intent with Bold Communications Networks, LLC. (BOLD) in July 2003 provided that REVA agreed to sell stock to Bold over a three-month interval beginning on July 29, 2003 and ending September 30, 2003. The July stock sale consisted of 150,000 Preferred shares at $0.10 per share ($15,000), and 850,000 Common shares at $0.05 per share ($1,700,000). In August 2003 2,000,000 Common shares were sold to Bold at $0.05 per share ($100,000). The September 2003 stock sale to Bold was 1,000,000 Common shares at $0.05 per share ($50,000). In October 2003 REVA agreed to acquire BOLD for a "to be negotiated" number of shares. REVA would acquire 100% of BOLD Communications Networks, LLC, its assets and liabilities which includes its business, customers, staff, personnel, wireless communications systems, and vehicles.

BOLD has control of REVA's Board of Directors and over 51% of the outstanding shares (4,850,359 Restricted). BOLD, at this time, does not have any plans to sell REVA's shares.

REVA held a Preferred Shareholder Special Meeting for Class A Preferred Shares in September 2003 to approve the conversion of Class A Preferred Stock to Common Stock on a 1:1 ratio. The conversion was approved. This resulted in corporate liabilities being reduced by approximately $200,000.

TERMS OF REGIONAL WIRELESS ACQUISITION

REVA (the Buyer) has agreed to acquire Regional Wireless Networks (RWN) a wholly-owned subsidiary of NetEssentials, Inc. for a total cash consideration of $105,000 paid accordingly: $25,000 paid upon execution of the Purchase and Sale Agreement, $25,000 on October 31, 2003, $25,000 on February 2, 2004, $25,000 on
March 1, 2004 and $30,000 on March 31, 2004. Additionally, Reva Agreed to a six month consulting agreement with NetEssentials, Inc., a wireless and integrator consulting firm for $6,250 per month for each of the six months, a two year non-compete agreement between the owner, NetEssentials, Inc/Cameron Deal (Seller) and Reva, and stock consideration of REVA, Inc. of a market value of $190,000 (at current market).

The parties agreed that the total cash consideration shall be adjusted up or down, by no more than 25%(twenty-five percent) based upon the appraisal report by an independent third party. The Seller will convey and transfer to Buyer, upon execution of the Purchase & Sale Agreement, all accounts receivable, customer lists, customer contacts, tower leases, fixed assets, trade names, goodwill, vendor lists and intangible assets, free and clear of any and all encumbrances and liens.


PROPOSED ACQUISITIONS

BOLD Communications Networks, LLC. has nine existing towers, with a coverage area of 2,200 square miles, covering 20 communities. The potential customer base inside of BOLD's coverage area is approximately 91,000 end-users. BOLD has supplied services to a mostly residential market and this strategy will not change. BOLD's market target is the 85% of its coverage area in rural areas without any other available broadband access.

Regional Wireless Networks (RWN) has nine total towers and primarily supplies commercial businesses with broadband solutions. The total potential customer base inside of Regional Wireless Networks' coverage area is 2,300 square miles covering nine communities and approximately 133,000 end-users. Reva believes the infrastructure of this company can be enhanced to allow more customers in the residential market to gain highly desirable broadband access where none is available. RWN intends to increase its infrastructure in order to supply this market as well as implement WiFi hotspots in Wichita Falls, the current operating office for RWN.

BUSINESS DEVELOPMENT PLAN

Through acquisition and normal growth, REVA intends to increase its customer base to generate revenue to both support its operation and provide the funds necessary for investment into relevant technology to its business.


REVA is a service oriented, technology-based company and, as such, its major focus and emphasis will be on sales and distribution of its system applications, wireless communication and Internet solutions. Additional acquisitions and strategic agreements are planned to improve cash flow, in pursuit of a growing revenue steam.

The five markets chosen by REVA as having significant opportunity for quick access and high market penetration are:

o        Wireless Internet Services
o        Video on Demand
o        Security Surveillance
o        Tele-Medicine
o        High Quality Compressed Video Storage Systems

EXPANSION STRATEGY

REVA has adopted strategic and tactical business plans that will provide guidance for accomplishing REVA's revenue, technology and market objectives. The tactics are focused on meeting achievable objectives via acquisitions, mergers with strategic partners, joint ventures and government contracts. REVA intends to be a wireless Internet service provider dedicated to providing wireless technology solutions, based on proposed acquisitions of RWN and BOLD.

REVA's 2004 Goals:

* Establish revenue streams and margins.

* Develop customers and distributors nationally.

* Supplement staffing with additional engineering,information technology, sales, product/service support and administrative personnel as needed to advance REVA's business plan.

* Enhance and broaden product lines and services through development of other applications based on REVA's technology including, but not limited to, wireless Internet services, video on demand, tele-health, high quality compressed video storage systems and security and surveillance products.

* Implement REVA's business partnership program by pursuing marketing and wireless technological alliances.

* Institute innovative marketing programs to major accounts including telephone companies, governmental agencies, consumer electronics companies and residential and commercial Internet clients.

o Research potential partnerships, alliances, mergers and acquisitions.
o Continue to acquire Government contracts that assist in the development of and enhancement of video compression technologies and applications.


PLAN OF OPERATION

Operational plans for REVA include:

* Enable consumers to acquire broadband solutions in areas where there are little or no other options for doing so. This provides an immediate impact to REVA's revenue stream as more clients, coverage locations, and service solutions are implemented.

* Initiate a plan of growth by opening new offices at additional locations, building strategic relationships with other companies, developing strategic partners, exploring joint ventures with other communications companies and acquiring governmental contracts and acquiring existing wireless companies.

* Utilize leading edge video compression and digital imaging technology to integrate, sell and implement systems and solutions in the video en-tertainment, communication, tele-medicine, and digital storage markets.

REVA's management strongly believes in a program of continuous, intensive product and market development and refinement. Significant market and R&D efforts will be devoted to maintaining leadership in the targeted industries and expanding Internet services and products to growing application areas. Hence, additional Internet services and enhanced products can be used to retrofit and improve existing systems and solutions, as well as providing ever-increasing opportunities to acquire new customers and revenue streams from existing customers.

REVA's initial strategy is to utilize wireless Internet technology and leading edge video compression to integrate systems and solutions that satisfy specific customer requirements. Products and services developed address customer's technical needs, broadband accessibilities and provide cost effective solutions to the customer.

REVA will develop its own wireless technology platforms and build strategic alliances and to attempt to create more product and wireless Internet services, applications and customer features. This new technology platform will raise the expectation of wireless Internet and video compression to a new plateau, bringing competitive broadband solutions to numerous semi-rural and rural areas and providing quality low bandwidth video, approaching that of high quality, high bandwidth video.


FUTURE PLANS

REVA maintains its original intent to research, develop, and supply governmental agencies and commercial business with superior video compression technology for uses in the video entertainment, tele-health, security and classified governmental fields. Such funding sources will enhance the developed products and provide an ongoing effort to maintain technological superiority. Additionally, as a high-tech market leader, REVA provides high-speed Internet connectivity to growing areas throughout, Colorado, Nebraska, Oklahoma, Missouri, Kansas and other states in which there are little to no high-speed Internet options. This market of opportunity is continually changing and REVA is vigilant about scrutinizing every market into which it moves.


COMPETITION

Wireless broadband is a new, but rapidly growing service delivery. Most of the growth occurs through a majority of wireless providers concentrated in urban areas. The urban areas are where technology like cable modem and DSL technology are most often deployed. REVA's Wireless will deploy at the next level out from cities; hence, the primary competitors are slow speed telephone line connections. In these regions, DSL and Cable modems are not competitors because service is not expanded and delivered from the major urban areas.


ADVANTAGES OF WIRELESS TECHNOLOGY

The major players in the broadband market are Cable and Digital Subscriber Line (also known as DSL) providers. These providers are limited in their own technology. DSL is normally restricted to the service side of a 2.5-mile radius from a Central Office, while Cable providers generally do not have cabling routed to homes outside of a metropolitan area. This leaves a wide open market in rural areas across the country. REVA will take advantage of the market deficiencies of Cable and DSL providers.

DSL and Cable, while fast, have their limitations and are not evolving beyond what the technology historically offered. However, Wireless technology is continually evolving and pushing the limit in communication trends. Wireless is the newest technology and will continue to improve and evolve as it eliminates the last mile issue with wired connections.


CONSTANT EVOLUTION OF TECHNOLOGY

Another positive aspect of Wireless technology is that the evolution is constant. Wired technology has not improved in years. DSL providers have been unable to surpass the 12,500-foot limit for at least five years. Wireless technology continually pushes its boundaries to improve throughput, range and implementation. There are already various solutions and protocols in the Wireless market and more are constantly being implemented.

The primary Wireless solution is based on the 802.11 Protocol that has more than eight subsets. Another solution is the 802.16. Drafts are currently being developed, but two subsets have already been defined. Major computer companies such as Intel(R), Motorola(R) and Microsoft(R) push the Wireless technology solutions constantly with these companies already making changes for the better in the 802.16 protocols.

All Wireless protocols have encryption built into them. Wired solutions now have built-in encryption. The 802.11 protocols have Wired Equivalent Privacy (WEP) encryption built-in and many vendors are creating and implementing newer, stronger encryption solutions such as the Wired Application Protocal (WAP) encryption.

Research into the viability of Wireless solutions shows an emerging market about to become main-stream. Thus, the time to initiate such an endeavor is now. Within a year, Wireless home networks will outpace Wired networks for the first time. Research shows this Wireless trend continuing to outpace Wired home networks for the foreseeable future. REVA will take advantage of this trend and create a revenue stream for itself in the process.


ITEM 2. PROPERTIES

Substantially the majority of the Company offices are located in leased premises.
The Company's principal office was located at 127 West Davis Street, Culpeper, Virginia, 22701 through October 2003. The Company leased the office space under one lease. The rent was approximately $1,350 plus utilities.

In 2003 the Company moved its headquarters to 212 North Oak Street, Suite A, Roanoke, Texas 76262. A lease has been signed and the rent is approximately $2,625 plus utilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any ongoing, pending or threatened legal proceedings that could reasonably be expected to have a material adverse effect on the Company's financial condition or operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on April 14th, 2003, at which shareholders approved Amendments to the Articles of Incorporation implementing a one for one hundred reverse split and a corporate name change to REVA, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the NASD's OTCBB:


Fiscal 2003                                                    Name          High        Low
 -----------                                                    ----          ----        ---

First Quarter (October 1, 2002 through December 31, 2002)       WWVD        $0.024     $0.0009
Second Quarter (January 1, 2003 through March 31, 2003)         WWVD        $0.016     $0.0030
Third Quarter (April 1, 2003 through May 12, 2003)              WWVD        $0.005     $0.0011
    100:1 Reverse Split and Name Change to RVIA
Third Quarter (May 13, 2003 through June 30, 2003)              RVIA        $0.650     $0.1300
Fourth Quarter (July 1, 2003 through September 30, 2003)        RVIA        $0.420     $0.1000



As of September 30, 2003, there were 8,680,829 Common shares outstanding and 100,000,000 authorized. As of September 30, 2003, there were no Preferred shares outstanding.

As of September 30, 2003, there were approximately 251 holders of record of Common Stock. There are no dividends being paid for Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (I) THE UNCERTAIN PRODUCT AVAILABILITY IN A TIMELY MANNER, (II) PERFORMANCE, (III) THE UNCERTAIN PRODUCT ACCEPTANCE BY THE CUSTOMER, (IV) COMPETITION, (V) THE COMPANY'S AVAILABILITY TO RAISE THE NECESSARY FUNDS, (VI) UNKNOWN PARTS AND COMPONENT AVAILABILITY, (VII) THE LOSS OF SERVICES OF CERTAIN KEY INDIVIDUALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS, (VIII) LITIGATION.

OVERVIEW

The fiscal year began October 1st, 2002. At that time, the company operated as World Wide Video (WWV). Lack of cash flow and interested clients was a major concern. We continued to produce prototypes and pre-production quality units, but apparently the pricing was not market competitive, potential partners did not have funding available, and the profit margins were not high enough on the first round production products.

On the engineering and technology development side, acquired government contracts that the Company procured and worked on failed to be completed in a timely manner. Much needed proceeds from these contracts never materialized within an acceptable time table.

The company underwent a program to introduce its products to potential large clients to no avail. The other initiative was to find potential investors and to perhaps, sell the company. Several potential acquisition clients from Europe, New York, Texas, and New Jersey emerged. In July, Bold Communication Networks, L.L.C began serious negotiations with REVA. A letter of intent was signed for an investment of $250,000 for 4,850,000 shares. The Company intends to acquire BOLD in a share exchange, and final terms are being negotiated currently.

FINANCIAL GOALS. The Company intends to attempt to carry out the following in the coming year, with its proposed acquisition of RWN and BOLD.

Strengthen existing market base
  - Acquire products/customers
  - Expand markets and products
  - Maintain sales focus for currently offered services with * marketing efforts
    * advertisements * direct sales

RESULT OF OPERATIONS

The year ended September 30, 2003 compared to the year ended September 30, 2002:
The Company had no sales for the year ended September 30, 2003 compared to sales of $50,931 for the year ended September 30, 2002.

Product development costs increased to $1,128,124 for the year ended September 30, 2003 from $508,659 for the year ended September 30, 2002. Salaries and related costs decreased to $341,175 for the year ended September 30, 2003, from $481,537 for the year ended September 30, 2002.

General and administrative expenses increased to $1,069,311 for the year ended September 30, 2003 from 362,146 in September 30, 2002.

REVA held a Preferred Shareholder Special Meeting for Class A Preferred Shares in September 2003 to approve the conversion of Class A Preferred Stock to Common Stock on a 1:1 ratio. The conversion was approved. This resulted in corporate liabilities being reduced by approximately $200,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements in 2003 have been to fund design of products, working capital and marketing of products being designed.

Net cash used in operating activities for the years ended September 30, 2003 and 2002 was ($770,834) and ($253,353), respectively. The decrease in cash used in operating activities in 2003 was primarily due to lack of working capital.

Net cash used in investing activities for the years ended September 30, 2003 and 2002 was ($9,074) and ($3,419), respectively.

Net cash provided by financing activities for the years ended September 30, 2003 and 2002 was $759,473 and $259,900, respectively.

As of September 30, 2003, the Company owed salaries to employees in the amount of $62,550. The Company also owed salaries and other amounts to officers in the amount of $267,758 as of September 30, 2002, down from $543,133 as of September 30, 2002.


Evaluation of Internal and Disclosure Controls
-----------------------------------------------

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TO BE SUPPLIED BY ACCOUNTANT AND AUDITORS

See pages F-1 - F-14 attached hereto and incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Effective on October 15, 2003, Robert N. Whitnell was dismissed as the principal accountant engaged to audit the financial statements of Reva, Inc. (the "Company"). Robert N. Whitnell performed no audits of the Company's financial statements for any fiscal year. During this period and the subsequent interim period prior to their dismissal, there were no disagreements with Robert
N. Whitnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Robert N. Whitnell's satisfaction would have caused Robert N. Whitnell to make reference to this subject matter of the disagreements in connection with Robert N. Whitnell's report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

The Company has requested Robert N. Whitnell to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above by the Company. A copy of such letter, dated October 16, is filed with this Form 8-K.

On October 16, 2003, the Company engaged Davis Kinard and Company to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with Davis Kinard and Company with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

Board of Directors of the Company approved the change in accountants described herein.

Effective on October 15, 2003, Robert N. Whitnell was dismissed as the principal accountant engaged to audit the financial statements of Reva, Inc. (the "Company"). Robert N. Whitnell performed no audits of the Company's financial statements for any fiscal year. During this period and the subsequent interim period prior to their dismissal, there were no disagreements with Robert N. Whitnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Robert N. Whitnell's satisfaction would have caused Robert N. Whitnell to make reference to this subject matter of the disagreements in connection with Robert N. Whitnell's report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

The Company has requested Robert N. Whitnell to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above by the Company. A copy of such letter, dated October 16, is filed with this Form 8-K.

On October 16, 2003, the Company engaged Davis Kinard and Company to audit the Company's financial statements. Prior to its engagement, the Company had not consulted with Davis Kinard and Company with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

Board of Directors of the Company approved the change in accountants described herein.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of September 30, 2003 the following hold office as Officers and Directors.

Name                     Age     Position
-----                    ---     --------
James E. Ontiveros       55     President and Chairman of the Board, Director
John G. Perry            57     Chief Executive Officer, Director, CFO(1)(3)
Frank A. Maas            58     Vice President of Engineering,
                                Secretary/Treasurer(1)(2)
Don Dansby               58     Director


(1)      Resigned as a Director effective January 16, 2004
(2) Resigned as Vice President Engineering and Secretary/Treasurer, and Chairman of the Board October 1, 2003
(3)      Resigned as Chief Executive Officer, CFO January 16, 2004

James Ontiveros, President and Chairman of the Board of Directors, is a 1975 graduate of Texas Tech University. He continued on to graduate studies at Instituto Nacional de Administracion de Empresas in 1977. He was employed in banking/financing from 1984 to 1996 with Banco Nicaraquenese and Bank of America in Latin America, Asia and the United States. In 1987, Mr. Ontiveros began his career in telecommunications with SATELCO, a microwave telecom company that subsequently merged with ATC/LDDS. The Telecom experience took a fast track as Mr. Ontiveros' joined Sprint, then Wiltel and eventually MCI, working the areas of Quality Assurance Management, Major Accounts and National Accounts. In 1993, Mr. Ontiveros began his entrepreneur journey as he joined Network Concepts, Inc. of St. Louis, Missouri. This offered him an international opportunity in Mexico and Latin America. This included experience with telecommunication equipment providers in the United States as well as internationally. This company provided evolutions including spin-offs into the voice over IP technology with Multi-Net Solutions and Vista Net LLC and subsequently Global Transmedia Communications Corporation from Florida.

Mr. Ontiveros' newest venture focuses in providing wireless Internet services and his experience in organization and business development add management and marketing strength to the REVA team.

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

Don W. Dansby, age 58, attended Navarro Junior College from 1963-65 and University of Texas from 1965-66 and from 1968-70 where he achieved a BBA in 1970, with an accounting major. Mr. Dansby has been self-employed as a CPA from 1974 to the present. He was appointed CFO of Bold Communications Networks, L.L.C. in March 2003. He has been a Director of Legend Bancorp, Inc. of Bowie, Texas since 1993.

ITEM 10.  EXECUTIVE COMPENSATION

(a) Officers' Compensation

   Compensation paid by the Company for all services provided up to December 31, 2003, (1) to each of the executive officers and (2) to all officers as a group.


                             SUMMARY COMPENSATION TABLE OF EXECUTIVES
                        Cash Compensation             Security Grants
----------------------------------------------------------------------------------------------------------
Name and      Year  Salary  Bonus   Annual    Restricted      Securities        Long Term        LTIP    All Other
Principal                           Compensation Stock        Underlying        Compensation/  Payments  Compensation
/Other($)    Awards    Options/             Options
Position                                                    SARs(#)
                                    (SHARES)
----------------------------------------------------------------------------------------------------------
John Perry,   2001  70,950   0           0     0         0                0              0              0
Former CEO    2002  20,000    0           0     0         0                0              0              0
(resigned     2003  43,000         0           0     0         0                0              0              0
2004)
-------------------------------------------------------------------------------------------------------------
Frank Maas    2001  40,000    0           0     0         0                0              0              0
Former        2002  0         0           0     0         0                0              0              0
Secretary     2003  43,000         0           0     0         0                0              0              0
(resigned 2004)
-------------------------------------------------------------------------------------------------------------
James         2001  0         0           0     0         0                0              0              0
Ontiveros     2002  0         0           0     0         0                0              0              0
President/CEO 2003  0         0           0     0         0                0              0              0
-------------------------------------------------------------------------------------------------------------
Don Dansby,   2001  0         0           0     0         0                0              0              0
Secretary/    2002  0         0           0     0         0                0              0              0
Treasurer     2003  0         0           0     0         0                0              0              0
-------------------------------------------------------------------------------------------------------------


   There have been no Option/SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402(c) or (d).

(b) Directors' Compensation

     Directors who are also officers of Reva, Inc. receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its Stock Incentive Plan subsequently adopted.


                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (To December 31, 2002)

                        Cash Compensation               Security Grants
-------------------------------------------------------------------------------------------------------------
Name and Year     Annual            Meeting Consulting        Number     Securities        LTIP      All Other
Principal         retainer Fees ($) Fees/Other                of         Underlying        Payments  Compensation
Position          Fees ($)          Fees($)                   Shares (#) Options/SARs(#)
                                                              (SHARES)
------------------------------------------------------------------------------------------------------------
John Perry,    2001    0          0        0           0           0                 0              0
Director       2002    0          0        0           0           0                 0              0
(resigned)     2003    0          0        0           0           0                 0              0
-------------------------------------------------------------------------------------------------------------
Frank Maas,    2001    0          0        0           0           0                 0              0
Director       2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------
James          2001    0          0        0           0           0                 0              0
Ontiveros
Director       2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------
Don Dansbury,  2001    0          0        0           0           0                 0              0
Director       2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
-----------------------------------------------------------------------------------------------------------
Directors as a 2001    0          0        0           0           0                 0              0
group          2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------

   There have been no Option/SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402(c) or (d).

There have been no activities in these areas to date:
         Retirement Plans
         Termination Payments
         Stock Options/SAR Grants
         Aggregate/SAR Exercise and Fiscal Year-End Options/SAR Value Long-Term Incentive Plan
         Pension Plan


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

a) The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.

Officers and Directors

Title      Name of                                                               Amount      Percent
  of       Beneficial                    Nature of                                  of
Class      Owner                         Beneficial Ownership                    Class
------     ----------                    --------------------                    -----       -------
Common      John G. Perry                Founder, former President, & former     4,040       <.5%
            520 Cromwell Court           Director (Includes 3,000 owned by Ellen
            Culpeper, VA 22701           L. Perry, his spouse)

Common      Frank A. Maas                Founder, former Vice President, &       24,420       <.10%
                                         Former Chairman of the Board of Directors
            808 Culpeper Avenue          (Includes 1,000 owned by Barbara
            Fredericksburg, VA 22405     Maas, his spouse)

Common      James E. Ontiveros  (1)      Indirect (see note below)               4,850,359    56%

Common      Don W. Dansby                Indirect (see note below)               4,850,359    56%
---------   ------------                 ----------------                       --------      -----
Officers and Directors as a Group                                               4,858,359     51%

(1) 4,850,359 shares owned by Bold Communications which is beneficially owned by James Ontiveros and Don Dansby.

b) The following sets forth other entities that own 5% or more of the outstand-ing shares of Registrant's Common Stock as of 9/30/03.


Common      Bold COMMUNICATIONS NETWORKS LLC             Directly           4,850,359      56%
            1803 South Trinity, Decatur Texas 76234      owned
            (Beneficially deemed James Ontiveros and Don Dansby as Managers of Bold Communications Networks, LLC.)

COMMON WARRANTS (non voting until exercised)

Officers and Directors (none)

PREFERRED STOCK (none)

PREFERRED WARRANTS (none)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Restated to reflect reverse stock slit


QUARTER           SHARES           TYPE             PRICE    CONSIDERATION TOTAL

Quarter 1         281,100          S-8 Registered    1.1263   316,615
                  44,500           Restricted        1.1124   49,500

Quarter 2         44,000           S-8 Registered    0.6200   27,280
                  105,000          Restricted        0.4762   50,000

Quarter 3         232,100          S-8 Registered    0.1725   40,030
                  -                Restricted        -        -

Quarter 4         1,720,000        S-8 Registered    0.1000   172,000
                  4,995,091        Restricted        0.0531   265,000
---------------------------------------------------------------------
Total             7,421,791                                   920,425

(1) The restricted shares issued as listed above were issued in reliance upon exemptions contained in Sections 4(2) and 4(6) of the Securities Act of 1933 to persons whom the company believed were accredited investors and for which subscriptions were received, which asserted that the purchasers were purchasing for their own account for investment purposes and not with a view to resell or redistributed the shares purchased.

(2) The shares registered on Form S-8 were issued for services rendered by employees, consultants and professionals pursuant to plans as attached to the S-8 Registration Statements.

(3) On June 5, 2003, 996,400 restricted shares were issued for a subscription $84,694 as part of the a private placement. The shares involved are restricted "144" shares. As of this 9/30/03 all shares issue on 6/5/03 has been canceled for lack of complete payment. Only $20,000 was received and shares (276,817) were issued for that amount in Q4.

(4) The total of $124,694 also includes 350,000 shares of restricted stock issued as payment for services.

Between July 2003 and the end of the year, common stock was sold via a private placement to BOLD Communications Networks, LLC. The private placement was $250,000 for 4,750,000 common shares at $0.05 per share and 150,000 preferred shares at $0.10 per share. In September, BOLD received 150,000 common shares in consideration of its preferred shares and another 359 common shares for the accrued interest. The total number of REVA shares owned by BOLD as of September 30, 2003 was 4,850,359.

Don Dansby and James Ontiveros, Managers and majority owners of BOLD Communications Networks, LLC. became Officers and Directors of REVA in August 2003. BOLD Controls Majority of the Stock and Control of the Board of Directors. BOLD has entered into a letter of intent to be acquired by REVA, but final terms have not been completed.

James Ontiveros receives $9,000 per month from Reva as base salary effective October 1, 2003.

REVA held a Preferred Shareholder Special Meeting for Class A Preferred Shares in September 2003 to approve the conversion of Class A Preferred Stock to Common Stock on a 1:1 ratio. The conversion was approved. This resulted in corporate liabilities being reduced by approximately $200,000.

This also resulted in 272,781 shares being issued for preferred stock held (1 to 1) and for dividends, 480,986 common shares( @ $0.30 per share for a total of $144,295).

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

  3.1    Articles of Incorporation of World Wide Video, Inc. (Colorado)*

  3.2    Bylaws of World Wide Video, Inc. (Colorado)*

  3.3    Articles of Incorporation of World Wide Video, Inc. (Virginia)*

  3.4    Bylaws of World Wide Video, Inc. (Virginia)*



 10.2    Share Exchange Agreement*

31     Sarbanes-Oxley Certification

32     Sarbanes-Oxley Certification


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Davis, Kinard, & Co., LLC., CPAs is the company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining the auditors' independence.

Audit Fees. Davis, Kinard, & Co., LLC. billed the Company $12,500 for the 2003 audited which was paid after the September 30, 2003 audit. The Company's previous auditor, Thompson, Greenspon & Co. billed the Company $21,764.37 for the 2002 audited which was paid in 2003. For the following professional services: audit for the annual financial statement of the Company for the fiscal year ended September 30, 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the perios ended December 31, 2002, March 31, 2003, and June 30, 2003.

There were no audit related fees in 2002 or 2003, and there were no tax fees or other fees in 2002 or 2003.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagements for the audit years 2002 and 2003. All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 14, 2004

                                        REVA, INC.


                                        /s/ John G. Perry
                                       ----------------------------------
                                       John G. Perry, CEO


                                        Directors:



                                        /s/ John G. Perry
                                        ------------------------------------
                                        John G. Perry, Director


                                        /s/ James E. Ontiveros
                                        ------------------------------------
                                        James E. Ontiveros, Director


                                        /s/ Donald W. Dansby, CPA
                                        ------------------------------------
                                        Donald W. Dansby, Director

                            Davis, Kinard & Co., P.C.
                           400 Pine Street, Suite 600
                                Abilene, TX 79601






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
Reva, Inc.

We have audited the accompanying balance sheet of Reva, Inc. (the Company) as of September 30, 2003 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reva, Inc. (a Colorado corporation) at September 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continued losses that raise substantial doubt about is ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                         /s/ DAVIS, KINARD & CO. P.C.
                                         DAVIS, KINARD & CO. P.C.




January 8, 2004
Abilene, Texas




                                   REVA, INC.
                                 Balance Sheets
                           September 30, 2003 and 2002




ASSETS                                                                                  2003                2002
                                                                               -----------------------------------------

Current Assets
    Cash and cash equivalents                                                    $       105,543  $          1,337
    Inventories                                                                                -           241,147
    Prepaid assets and fees                                                                    -             1,065
    Advances and other receivables                                                             -            22,561
                                                                          ----------------------   ---------------
         Total Current Assets                                                            105,543           266,110
                                                                                ----------------    --------------

Property and Equipment                                                                   129,566           130,116
    Computers and equipment                                                               16,408            16,408
                                                                               -----------------    --------------
    Software                                                                             145,974           146,524
         Total Cost                                                                     (131,479)          (73,990)
                                                                                 ---------------    --------------
    Less accumulated depreciation
         Net Property and Equipment                                                       14,495            72,534
                                                                               -----------------    --------------

Other Assets
    Technology licenses, net of accumulated amortization                                       -            13,125
    Deposits                                                                                   -             1,695
                                                                          ----------------------   ---------------
         Total Other Assets                                                                    -            14,820
                                                                          ----------------------    --------------

Total Assets                                                                   $         120,038    $      353,464
                                                                                =================    =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                                       $        194,262    $      178,450
    Due to officers and employees                                                        108,926           269,759
    Preferred dividend payable                                                                 -           110,881
                                                                          ----------------------    --------------
         Total Current Liabilities                                                       303,188           559,090
                                                                                ----------------    --------------


Stockholders' Deficit
    Common stock, par value $0.01; 100,000,000 shares authorized; 8,680,829 issued and outstanding at September 30, 2003;
       464,556 issued and outstanding at September 30, 2002                               86,808             4,646

    Preferred stock, 6% cumulative, par value $0.01; 10,000,000 authorized;
       189,447 shares, issued and outstanding at September 30, 2002;
       no shares issued and outstanding at September 30, 2003                                  -             1,894
    Additional paid in capital                                                         5,814,477         4,954,770
    Unearned compensation                                                                      -          (163,958)
    Accumulated deficit                                                               (6,084,435)       (5,002,978)
                                                                                  --------------    -------------- -
         Total Stockholders' Deficit                                                    (183,150)         (205,626)
                                                                                 ---------------   ---------------

Total Liabilities and Stockholders' Deficit                                     $        120,038  $        353,464
                                                                                 ===============   ===============


The accompanying notes are an integral part of these financial statements.




                                   REVA, INC.
                            Statements of Operations
                  Years Ended September 30, 2003, 2002 and 2001





                                                                      2003             2002              2001
                                                                ---------------- ----------------  ----------------

Sales                                                           $         51,809 $         50,931$                  -

Product Development Costs
    Salaries and benefits                                                123,468          341,175           481,537
    Subcontractors34,587                                                 673,493           24,334
    Other developmental costs                                             12,964          113,456             2,788
                                                                ----------------   --------------    --------------
        Total Product Development Costs                                  171,019        1,128,124           508,659

General and Administrative Expenses
    Office                                                                 4,633            5,472            68,933
    Marketing and sales                                                   58,661          112,052            39,995
    Professional services                                                620,365          756,179            73,607
    Occupancy                                                             52,343           51,062            45,488
    Depreciation and amortization                                         71,540           49,351            48,126
    Utilities and telephone                                               38,963           26,128            20,731
    Insurance                                                             17,651           24,183            27,980
    Inventory write-down                                                 252,530                -                 -
    Other                                                                 23,135           44,884            37,286
                                                                ----------------  ---------------    --------------
        Total General and Administrative Expenses                      1,139,821        1,069,311           362,146
                                                                  --------------    -------------     -------------

        Total Costs and Expenses                                       1,310,840        2,197,435           870,805
                                                                  --------------    -------------     -------------

        Loss from Operations                                          (1,259,031)      (2,146,504)         (870,805)

Other Income, net         210,871                                        399,392           87,610
                  ---------------                                 --------------    -------------

Loss Before Income Taxes                                              (1,048,160)      (1,747,112)         (783,195)

Income Taxes                                                                   -                    -                   -
                                                           --------------------------------------------------------------

Net Loss                                                              (1,048,160)      (1,747,112)         (783,195)

Dividends, Preferred Stock                                                33,297          110,880            32,310
                                                                ----------------   --------------   ---------------

Loss Available to Common Stockholders                              $  (1,081,457)   $  (1,857,992)$        (815,505)
                                                                    ============     ============  ================

Basic and Diluted Net Loss Per Share                           $          (0.76)$          (7.41)$            (6.11)
                                                                ===============  ===============  =================

Average Common Shares Outstanding                                      1,425,989          250,897           133,499



The accompanying notes are an integral part of these financial statements.



                                           REVA, INC.
                               Statements of Stockholders' Equity
                          Years Ended September 30, 2003, 2002 and 2001


                                                                Cumulative   Additional
                                         Common     Common       Preferred     Paid in       Unearned      Accumulated
                                         Shares      Stock         Stock       Capital       Compensation   Deficit       Totals
                                       -----------  -----------  ------------ -------------   ------------  ------------------------

Balance, September 30, 2000               111,500  $    1,115  $   1,211  $  2,238,694  $       -   $  (2,377,110) $     (136,090)

Sale of common stock                       35,900       359          -       246,341            -             -           246,700
Stock options exercised                     1,300        13          -        13,187            -             -            13,200
Contributed services                       27,200       272          -       431,907            -             -           432,179
Unearned compensation                           -         -          -             -     (193,882)            -          (193,882)
Dividend, cumulative preferred shares           -         -          -             -            -       (32,310)          (32,310)
Net loss                                        -         -          -             -            -      (783,195)         (783,195)
                                       ----------  ----------------------------------     --------------------------- ------------

Balance, September 30, 2001               175,900     1,759      1,211     2,930,129     (193,882)   (3,192,615)         (453,398)

Contributed services                      206,446     2,064          -     1,266,674       29,924             -         1,298,662
Sale of common stock                       81,560       816          -       342,157            -             -           342,973
Sale of preferred stock                         -         -        683       409,317            -             -           410,000
Stock options exercised                       650         7          -         6,493            -             -             6,500
Dividend, cumulative preferred shares           -         -          -             -            -       (63,251)          (63,251)
Net loss                                        -         -          -             -            -    (1,747,112)      ( 1,747,112)
                                       ---------- ----------------------------------------------------------------  -------------

Balance, September 30, 2002               464,556     4,646      1,894     4,954,770     (163,958)   (5,002,978)         (205,626)

Contributed services                    2,277,200    22,772          -       533,153            -             -           555,925
Sale of common stock                    5,144,591    51,446          -       313,054            -             -           364,500
Sale of preferred stock                         -         -      1,500        13,500            -             -            15,000
Preferred stock returned                        -         -       (666)            -            -             -              (666)
Dividend, cumulative preferred shares           -         -      4,809             -            -       (33,297)          (28,488)
Conversion of preferred stock to common   753,667     7,537     (7,537)            -            -             -                 -
Rounding, stock split                      40,815       407          -             -            -             -               407
Cancellation of unearned compensation           -         -          -             -      163,958             -           163,958
Net loss                                        -         -          -             -            -    (1,048,160)       (1,048,160)
                                       ---------- -----------------------------------------------------------------  ------------

Balance, September 30, 2003             8,680,829  $ 86,808$         -  $ 5,814,477  $          -   $(6,084,435)$        (183,150)
                                       ==========   ======= ============ =========== ================ ============= ==============


The accompanying notes are an integral part of these financial statements.



                                           REVA, INC.
                                    Statements of Cash Flows
                          Years Ended September 30, 2003, 2002 and 2001


                                                                       2003              2002              2001
                                                                 ----------------  ---------------   --------------

Cash Flows from Operating Activities:
   Net loss                                                        $  (1,048,160)    $  (1,747,112)    $  (783,195)
   Noncash items included in net loss
       Depreciation and amortization                                      71,540            49,066          47,023
       Contributed services                                              555,925         1,298,663         238,297
       Inventory write-down                                              252,530                 -               -
       Loss on disposal of equipment                                       2,549                 -               -
       Other                                                              24,331                 -               -
   Changes in assets and liabilities
       Decrease (increase) in
           Inventory                                                     (11,383)          (56,410)         (4,594)
           Prepaid and other assets                                        2,760            16,746             297
           Advances and other receivables                                 22,561            (3,616)          9,703
       Increase (decrease) in
           Accounts payable                                               15,812           (53,783)         27,921
           Due to officers and employees                                (160,833)         (274,387)        278,695
           Deferred revenue                                                   -                    -       (67,500)
                                                             ------------------ --------------------  ------------

Net Cash Used by Operating Activities                                   (272,368)         (770,833)       (253,353)

Cash Flows from Investing Activities:
   Purchase of equipment and software                                     (2,926)           (8,529)         (3,419)
                                                                  --------------    --------------   ------------- -

Net Cash Used by Investing Activities                                     (2,926)           (8,529)         (3,419)

Cash Flows from Financing Activities:
   Proceeds from sales of common stock                                   364,500           349,472         259,900
   Proceeds from sales of preferred stock                                 15,000           410,000               -
   Deposits                                                                    -              (545)                 -
                                                             -------------------   ---------------  -----------------
Net Cash Provided by Financing Activities                                379,500           758,927         259,900
                                                                   -------------     -------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                     104,206           (20,435)          3,128

Cash and Cash equivalents, beginning of year                               1,337            21,772          18,644
                                                                 ---------------     -------------    -------------

Cash and Cash equivalents, end of year                            $      105,543   $         1,337   $      21,772
                                                                   =============    ==============    ============

Non Cash Financing Activities
   Stock issued for services provided                             $      555,925      $  1,298,662    $    432,179
   Preferred stock converted to common stock                               7,537                 -               -
   Preferred dividends payable                                                 -            63,251          32,310
   Preferred stock dividend paid with common stock                       144,295                 -               -



The accompanying notes are an integral part of these financial statements.

                                   REVA, INC.
                          Notes to Financial Statements


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company and Purpose

          Reva, Inc. (formerly World Wide Video, Inc.) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company designs and manufactures technology and products for the video telephony market. The Company relocated its operations from Culpeper, Virginia to Roanoke, Texas during the year ended September 30, 2003.

         The accounting and reporting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate to the technology video industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

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

         Financial Statement Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reporting period. Due to their prospective nature, actual results could differ from those estimates.

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

         Income Tax and Interest Paid

         There were no income taxes or interest paid during the years ended September 30, 2003, 2002, and 2001.

         Inventory

         Inventory, which consists primarily of raw materials, is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventory consists principally of chipsets and other electronic devices used in its products. The Company has no binding commitments to purchase additional inventory.

         Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs were insignificant in the years ended September 30, 2003, 2002 and 2001.

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

         During the year ended September 30, 2003, the Company reevaluated the estimated useful life assigned to property and equipment. The change in accounting estimate resulted in additional depreciation of $33,122 in the year ended September 30, 2003. The estimated depreciable lives of property and equipment are:

                                                                      Prior to
                                                          2003          2003
                                                          ----          ----

             Furniture and fixtures                      7 years       7 years
             Computer and other equipment                3 years       5 years

         Depreciation expense for the years ended September 30, 2003, 2002, and 2001 was $58,415, $26,566, and $24,523, respectively.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued


         Technology Licenses

         The Company capitalizes technology licenses. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight-line basis over three to five years. The licenses were fully amortized at September 30, 2003.

         Amortization expense for the year ended September 30, 2003 was $13,125 and $22,500 for the years ended September 30, 2002 and 2001, respectively.

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

         Income Taxes

         The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for accounting for start up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability. Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance as of September 30, 2003 and 2002, accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $6,000,000 expire in the years 2012 through 2018.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Stock Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the years ended September 30, 2003, 2002 and 2001. Note 8 provides additional information on the Company's stock option plan.

         Net Loss Per Share

         Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock and stock options having a dilutive effect. The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends. Potential common shares were not included in the computations of net loss per share because the effect on the calculations would be antidilutive.

2. GOING CONCERN AND MANAGEMENT PLANS

         During the three year period ending September 30, 2003, the Company recorded net losses aggregating $3.58 million. The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development and bring the products to market. In the past three years the Company has raised capital through a variety of private securities offerings of both preferred and common stock.

         In the year ending September 30, 2003, a majority of the Company's issued stock was purchased by Bold Communications Networks, L.L.C.
         (Bold), a wireless Internet provider. New management and directors were appointed on August 28, 2003. The new management performed an extensive analysis of the Company's operations to determine an achievable growth and liquidity plan. In order to achieve a more effective revenue channel, the Company modified its strategy to include the development of a revenue-generating client base that would become symbiotic with its technology base. The change in marketing strategy allowed the Company to refocus on the most demanding, yet least competitive market environment, one most open to rapid penetration while maintaining development in the video and audio product environments. The Company fulfills this goal by building and acquiring a wireless Internet infrastructure that brings a revenue stream critical for developing its products for distribution into its customer base.

         Management will begin focusing the Company on the development of newer, leading edge video technology to integrate with the operations of Bold. Most of the existing inventory was purchased for use with now outdated technology and cannot be fully utilized in the development of newer products. In addition, many items of specialty equipment have been determined to be worthless. As a result, in the quarter ended September 30, 2003, the Company changed the depreciable lives of its property and equipment (see Note 1) and wrote-off its inventory and certain specialty equipment.


2. GOING CONCERN AND MANAGEMENT PLANS - continued

         In conjunction with the stock purchase by Bold, the Company entered into negotiations to merge the operations of Bold into the Company in January 2004. One of the effects of this merger will be the addition of sustainable operating revenue from Bold's current customer base approximating $50,000 per quarter. Additionally, the Company has signed a letter of intent to acquire Regional Wireless Networks (RWN). RWN adds to the operating revenue with its customer base, approximating $36,000 per quarter. The merger with Bold Communications Networks, L.L.C. and the acquisition of Regional Wireless Networks will finalize in early 2004.

         Both through acquisition and normal growth, the Company will continue to increase its customer base to derive the necessary revenue generation to both support its operation and provide the funds necessary for continued investment into the relevant technology. With this growing customer base, the Company will first concentrate the sales of technology to its own wireless customers to increase revenue volume.

         Management retains the ability to raise additional funds through private offerings or public offerings, which, in management's opinion, will provide sufficient capital resources to complete current product development and initial product marketing, as well as additional acquisitions. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

3. PREPAID ASSETS AND FEES

         Included in prepaid assets and fees at September 30, 2003 and 2002, are the following:

                                                 2003         2002
                                                 ----         ----

         Deposit on Inventory Purchases      $         -          $  1,065
                                              ----------           -------

                                             $         -          $  1,065
                                             ===========          ========

4. OTHER ASSETS

         The Company acquired a technology license at a cost of $37,500, from Databeam, Inc., that is being amortized over a period of three years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary software products. The net carrying value of the license at September 30, 2002 was $9,735. The license was fully amortized at September 30, 2003.

         The Company acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at September 30, 2002 was $3,750. The license was fully amortized at September 30, 2003.

         The Company sold non-exclusive rights to market Reva, Inc. products to U.S. Government military bases in exchange for 250,000 shares of DataPower USA, Inc. stock. The DataPower stock does not have an attainable market value; therefore, no value has been recorded.


5. EQUITY TRANSACTIONS

         On April 13, 2003, the Company effected a 100 to 1 reverse stock split, where 1 share of common stock was issued for each 100 shares of common stock previously owned. The reverse stock split has been accounted for retroactively in the financial statements as if it had occurred on October 1, 2000. Accordingly, the Company's net loss per share presented in these financial statements reflects the effect of the reverse stock split.

         In connection with the reincorporation of the Company, the original stockholders received 100,000 shares (10,000,000 prior to the reverse stock split) of common stock.

         During the years ended September 30, 2003, 2002 and 2001, the Company raised capital through a variety of private common and preferred stock offerings. Common stock was issued at $0.10-2.25 per share to raise capital for product development and final production.

         In July 1999, the Company commenced a private offering of 150,000 cumulative preferred shares at $6.00 per unit. During the year ended September 30, 2002, the Company commenced a similar private offering of 150,000 cumulative preferred shares. The preferred stock earned a dividend at the rate of 6 percent per annum, payable semi-annually. The Board, exercising its discretion, redeemed all preferred shares by exchanging one share of common stock for each share of preferred stock outstanding on September 16, 2003. There were no preferred shares outstanding at September 30, 2003.

         During the years ended September 30, 2003, 2002 and 2001, the Company entered into several agreements in which shares were exchanged for services. Stock so issued was valued at the current sales price of common stock.

6. OPERATING LEASES

         The Company leased office space in Culpeper, Virginia under three lease agreements. Two of the lease agreements were month-to-month and were terminated upon the relocation of Company headquarters to Texas. The third lease agreement was for a term of two years expiring December 1, 2004, monthly rent was $1,350. The Company negotiated a termination of this lease agreement on December 4, 2003 by agreeing to forfeit its original three month deposit.

         Subsequent to September, 30, 2003, the Company entered into lease agreements for office and housing space in Texas. The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. The housing lease is a month-to-month lease agreement at $1,000 per month. Rent expense was $48,742, $45,180, and $42,522, respectively for the years ended September 30, 2003, 2002, and 2001.

         The following is a schedule, by years, of future minimum rent payments due:

                  Year ending September 30:

                           2004                                        $ 20,350
                           2005                                          22,200
                           2006                                           1,850
                                                                        --------

                                                                       $ 44,400

7. COMMITMENTS AND CONTINGENCIES

         The Company has entered into several agreements and contracts in connection with the raising of capital.

         The Company has engaged several consultants to assist in the effort to raise additional capital. Certain of these contracts require payments of fees calculated as a percentage of completed transactions. Other contracts require compensation in the form of stock, also calculated as a percentage of completed transactions.

8. STOCK OPTIONS

         The Company has granted stock options under a Stock Option Plan to key employees for valuable services to the Company. Under the Plan, a maximum of 10,000 shares (as adjusted for the reverse stock split) may be granted. The Company authorized 10,000 shares and granted 4,670 shares under the Plan (as adjusted for the reverse stock split). All options have an eight year term from the exercise date.

         The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):


                                                            Number of Shares                   Option Price
         Outstanding, September 30, 2000                       1,280                             $.10
         Granted                                               1,390                               .10
         Exercised                                            (1,320)                              .10
         Canceled or expired                                    (360)                              .10
                                                              -------                            -----

         Outstanding, September 30, 2001                          990                              .10
                                                              -------                            -----

         Granted                                               2,000                               .10
         Exercised                                              (650)                              .10
         Canceled or expired                                    (200)                              .10
                                                              -------                            -----

         Outstanding, September 30, 2002                       2,140                             $.10
                                                              ======                             ====

         Granted                                                      -
         Exercised                                                    -
         Canceled or expired                                          -
                                                              ----------                         --

         Outstanding, September 30, 2003                       2,140
                                                              ======


         The vesting period of the remaining options is as follows:

                  Vested and exercisable                       1,980
                  September 30, 2004                              160
                                                               ------

                                                               2,140
F-13

         No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable is immaterial as of September 30, 2003 and 2002.

9. RELATED PARTY TRANSACTIONS

         Certain Company employees waived unpaid accrued salary totaling $400,000. As a result, the waiver of $400,000 in accrued salary, which pertains to salary accrued and earned in periods prior to September 30, 2002, has been included in other income in the accompanying statement of operations in the year ended September 30, 2002.

         Two stockholders have employment agreements which commenced on January 1, 1999 and originally continued until December 20, 2004. The agreements provided for annual salaries of $120,000 per year. Of these amounts, $258,871 remained unpaid at September 30, 2002. The stockholders agreed to reduced payments amounting to $48,000 and waived further accrual of salary under these agreements. The $48,000 remained unpaid at September 30, 2003. As a result of the salary reductions, $210,871 has been included as other income in the accompanying statement of operations for the year ended September 30, 2003.

         Certain Company employees had various amounts of unpaid salaries at September 30, 2003 amounting to $60,926.

10. SUBSEQUENT EVENTS

         In order to provide the Company with cash flow while it develops its new strategy, Bold has provided the Company a series of loans and advances subsequent to the year ended September 30, 2003. The loans and advances, in the form of cash and payroll costs of leased employees, are to be formalized in a note due upon demand bearing 8% interest. A summary of these transactions follows:

                  Loans                                $  98,500
                  Advances                                 8,872
                  Leased employees                        21,109

         The Company entered into a three month consulting agreement with Belle Solutions (Belle) for assistance in investor relations and marketing services effective October 1, 2003. The agreement provides Belle $4,000 per month, and additional amounts in the event that Belle secures qualified investors for the Company.