Form 10KSB/A
period 2003-09-30
REVA INC
filed 2004-01-26
CIK 1086519

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-KSB/A

                                  AMENDMENT #1



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



RESULT OF OPERATIONS

The year ended September 30, 2003 compared to the year ended September 30, 2002:
The Company had sales of $51,809 for the year ended September 30, 2003, compared to sales of $50,931 for the year ended September 30, 2002.

Product development costs decreased to $171,019 for the year ended September 30, 2003 down $957,105 from product development cost of $1,128,124 for the year ended September 30, 2002. Included in these amounts, salaries and subcontractor costs amounted to $158,055 for the year ended September 30, 2003, down $856,613 from salaries and subcontractor costs of $1,014,668 for the year ended September 30, 2002. These reductions occurred due to the Company's decision to discontinue development of product lines utilizing older technologies.

General and administrative expenses were $1,139,821 for the year ended September 30, 2003, compared to $1,069,311 in September 30, 2002, an increase of $70,510, as the Company continued to incur significant overhead costs and costs relating to its operational restructuring. Included in those costs is a write-down of inventory in fourth quarter of the year ended September 30, 2003 amounting to $252,530.

REVA held a Preferred Shareholder Special Meeting for Class A Preferred Shares in September 2003 to approve the conversion of Class A Preferred Stock to Common Stock on a 1:1 ratio. The conversion was approved. This resulted in corporate liabilities being reduced by approximately $160,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements in 2003 have been to fund design of products, working capital, marketing of products, overhead costs and costs related to its operational restructuring.

Net cash used in operating activities for the years ended September 30, 2003 and 2002 was ($272,368) and ($770,833), respectively. The reduction in cash used in operating activities in 2003 was primarily due to reduced costs related the Company's decision to discontinue development of product lines utilizing older technologies.

Net cash used in investing activities for the years ended September 30, 2003 and 2002 was ($2,926) and ($8,529), respectively.

Net cash provided by financing activities for the years ended September 30, 2003 and 2002 was $379,500 and $758,927 respectively, as the Company slowed its pace of raising outside capital as cash requirements decrease due to lower operating costs.

As of September 30, 2003, the Company owed salaries to officers and employees in the amount of $108,926 down $160,833 from salaries and other amounts due to officers and employees of $269,759 as of September 30, 2002.



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


ITEM 8A.   CONTROLS AND PROCEDURES


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

Common      Frank A. Maas                Founder, former Vice President, &       24,420       <.10%
                                         Former Chairman of the Board of Directors
            808 Culpeper Avenue          (Includes 1,000 owned by Barbara
            Fredericksburg, VA 22405     Maas, his spouse)

Common      James E. Ontiveros  (1)      Indirect (see note below)               4,850,359    56%

Common      Don W. Dansby                Indirect (see note below)               4,850,359    56%
---------   ------------                 ----------------                       ----------    -----
Officers and Directors as a Group                                               4,858,359     51%

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



January 23, 2004

                                        REVA, INC.


                                        /s/ James Ontiveros
                                       ----------------------------------
                                       James Ontiveros, CEO



                                        Directors:



                                        /s/ James E. Ontiveros
                                        ------------------------------------
                                        James E. Ontiveros, Director


                                        /s/ Donald W. Dansby, CPA
                                        ------------------------------------
                                        Donald W. Dansby, Director

                            Davis, Kinard & Co., P.C.
                           400 Pine Street, Suite 600
                                Abilene, TX 79601


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
Reva, Inc.

We have audited the accompanying balance sheet of Reva, Inc. (the Company) as of September 30, 2003 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Reva, Inc. as of September 30, 2002 and for the years ended September 30, 2002 and 2001, were audited by other auditors whose report dated January 9, 2003 on those statements included an explanatory paragraph that described the continued losses of the Company as discussed in Note 2 to the financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continued losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

We consent to incorporation of our report dated January 9, 2003, on the financial statements of Reva, Inc. (formerly World Wide Video, Inc.) for the years ended September 30, 2002 and 2001.

/s/ Thompson, Greenspon & Co., P.C.
Fairfax, VA
January 12, 2004




                         Thompson, Greenspon & Co., P.C.
                          Certified Public Accountants
                         4035 Ridge Top Road, Suite 700
                             Fairfax, Virginia 22030


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
World Wide Video, Inc.
Culpeper, Virginia

We have audited the accompanying balance sheets of World Wide Video, Inc. as of September 30, 2002, and the related statements of operations, cash flows and stockholders' equity for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Video, Inc. (a Colorado Corporation) at September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

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