Form 10QSB
period 2003-12-31
REVA INC
filed 2004-02-19
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
December 31, 2003                                          000-26235


                                   REVA, INC.
                      --------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                     54-1921580
    (State of incorporation)                (I.R.S. Employer Identification No.)


                 212 North Oak Street, Ste A, Roanoke, Texas 76262
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (817) 491-8385


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes [X]     No [_]



Part I: FINANCIAL INFORMATION

Item 1. Financial Statements


                            Davis, Kinard & Co., P.C.
                                400 Pine, Ste 600
                                Abilene, TX 79601
--------------------------------------------------------------------------------



                                   REVA, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                                 Balance Sheets
                    December 31, 2003 and September 30, 2003

ASSETS                                                                                  2003                2003
                                                                               ----------------------------------------
Current Assets
    Cash and cash equivalents                                                 $                -  $        105,543
    Deposits                                                                              25,000                  -
                                                                               -------------------------------------
         Total Current Assets                                                             25,000           105,543

Property and Equipment
    Computers and equipment                                                              158,728           129,566
    Software                                                                              16,408            16,408
                                                                               -----------------  ----------------
         Total Cost                                                                      175,136           145,974
    Less accumulated depreciation                                                       (135,547)         (131,479)
                                                                                 ---------------    --------------

         Net Property and Equipment                                                       39,589            14,495
                                                                               -----------------   ---------------

Total Assets                                                                  $           64,589   $       120,038
                                                                               ==================   ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Bank overdraft                                                            $           24,221   $             -
    Accounts payable and accrued expenses                                                189,054           185,764
    Note payable to Bold Communications                                                   98,500                 -
    Advances payable to Bold Communications                                               53,797             8,498
    Accrued interest payable                                                               1,160                 -
    Due to officers and employees                                                         82,426           108,926
                                                                                 ---------------    --------------
         Total Current Liabilities                                                       449,158           303,188


Shareholders' Deficit
    Common stock, par value $0.01; 100,000,000 shares authorized; 8,970,829 issued and outstanding at December 31, 2003;
         8,680,829 issued and outstanding at September 30, 2003                           89,708            86,808
Additional paid in capital                                                             5,840,577         5,814,477
Accumulated deficit                                                                   (6,314,854)       (6,084,435)
                                                                                  --------------    -------------- -
         Total Shareholders' Deficit                                                    (384,569)         (183,150)
                                                                                 ---------------   ---------------

Total Liabilities and Shareholders' Deficit                                    $          64,589  $        120,038
                                                                                ================   ===============



The accompanying notes are an integral part of these financial statements.



                                   REVA, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                            Statements of Operations
                  Three Months Ended December 31, 2003 and 2002


                                                                                        2003              2002
                                                                                  ---------------  ----------------
Sales                                                                           $               -  $         46,023

Product Development Costs
    Salaries and benefits                                                                       -            93,268
    Other developmental costs                                                                   -             3,968
                                                                                -------------------- --------------
        Total Product Development Costs                                                         -            97,236

General and Administrative Expenses
    Office                                                                                 96,074             3,268
    Marketing and sales                                                                       691             6,275
    Professional services                                                                  77,498           327,526
    Occupancy                                                                               9,825             5,501
    Depreciation                                                                            4,068             9,702
    Utilities and telephone                                                                 4,067             5,978
    Insurance                                                                                 465             7,103
    Other                                                                                  36,571             3,299
                                                                                  ---------------   ---------------
        Total General and Administrative Expenses                                         229,259           368,652
                                                                                   --------------     -------------

        Total Costs and Expenses                                                          229,259           465,888
                                                                                   --------------     -------------

        Loss from Operations                                                             (229,259)         (419,865)

Other Income Expense, net                                                                  (1,160)              (53)
                                                                                 -----------------------------------

Loss Before Income Taxes                                                                 (230,419)         (419,918)

Income Taxes                                                                                    -                 -
                                                                                ------------------------------------

Net Loss                                                                         $       (230,419) $       (419,918)
                                                                                  ================  ===============

Loss Available to Common Shareholders                                            $       (230,419) $       (419,918)
                                                                                  ================  ===============

Basic and Diluted Net Loss Per Share                                             $           (.03) $           (.64)
                                                                                  ================  ===============

Average Common Shares Outstanding                                                       8,813,220           654,549



The accompanying notes are an integral part of these financial statements.




                                   REVA, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)



                                                  Statements of Shareholders' Equity
                                Year Ended September 30, 2003 and Three Months Ended September 30, 2003

Cumulative                                      Additional
                                                  Common    Common  Preferred  Paid in       Unearned   Accumulated
                                                  Shares     Stock     Stock   Capital    Compensation     Deficit       Totals
                                                ----------- ----------------------------- ------------ ----------------------------
Balance, September 30, 2002                        464,556  $ 4,646  $ 1,894   $4,954,770  $(163,958)   $ (5,002,978) $   (205,626)

Common stock issued for services                 2,277,200   22,772        -      533,153          -               -       555,925
Sale of common stock                             5,144,591   51,446        -      313,054          -               -       364,500
Sale of preferred stock                                  -        -    1,500       13,500          -               -        15,000
Preferred stock returned                                 -        -     (666)           -          -               -          (666)
Dividend, cumulative preferred shares                    -        -    4,809            -          -         (33,297)      (28,488)
Conversion of preferred stock to common            753,667    7,537   (7,537)           -          -               -             -
Rounding, stock split                               40,815      407        -            -          -               -           407
Cancellation of unearned compensation                    -        -        -            -    163,958               -       163,958
Net loss - year ended September 30, 2003                 -        -        -            -          -      (1,048,160)   (1,048,160)
                                                ---------- ----------------------------------------------------------- -----------

Balance, September 30, 2003                      8,680,829   86,808        -    5,814,477          -      (6,084,435)     (183,150)

Common stock issued for services                   290,000    2,900        -       26,100          -               -        29,000
Net loss - three months ended December 31, 2003          -        -        -            -          -        (230,419)     (230,419)
                                                ---------- ----------------------------------------------------------- -----------

Balance, December 31, 2003                       8,970,829  $89,708  $     -   $5,840,577  $       -  $   (6,314,854)  $  (384,569)
                                                ==========  ======= ========= ========== ==============   ============ ===========





The accompanying notes are an integral part of these financial statements.




                                   REVA, Inc.
--------------------------------------------------------------------------------
                        (Formerly World Wide Video, Inc.)

                            Statements of Cash Flows
                  Three Months Ended December 31, 2003 and 2002



                                                                                        2003             2002
                                                                                  ---------------- ----------------
Cash Flows from Operating Activities:
   Net loss                                                                          $    (230,419)   $   (419,918)
   Non-cash items included in net loss
       Depreciation and amortization                                                         4,068           9,702
       Contributed services                                                                 29,000         331,228
   Changes in assets and liabilities
     Decrease (increase) in
       Inventory                                                                                 -          (9,083)
       Prepaid and other assets                                                            (25,000)          3,558
       Advances and other receivables                                                            -         (25,146)
     Increase (decrease) in
       Accounts payable                                                                      3,290           2,243
       Advances payable                                                                     45,299               -
       Accrued interest payable                                                              1,160               -
       Due to officers and employees                                                       (26,500)         59,213
                                                                                   ---------------- --------------

Net Cash Used in Operating Activities                                                     (199,102)        (48,203)

Cash Flows from Investing Activities:
   Purchase of equipment                                                                   (29,162)              -
                                                                                    -------------- ---------------

Net Cash Used in Investing Activities                                                      (29,162)             -

Cash Flows from Financing Activities:
   Increase in bank overdraft                                                               24,221               -
   Proceeds from notes payable                                                              98,500               -
   Proceeds from sale of common stock                                                            -          48,872
                                                                                ----------------------------------

Net Cash Provided by Financing Activities                                                  122,721          48,872
                                                                                    --------------  --------------

Net Decrease in Cash and Cash Equivalents                                                 (105,543)            669

Cash and Cash Equivalents, beginning of year                                               105,543          (1,337)
                                                                                    --------------  ----------------

Cash and Cash Equivalents, end of year                                          $                -   $         668
                                                                                 =================== ===============

Non-cash Financing Activities
   Stock issued for services provided                                             $         29,000   $     339,300
                                                                                   ===============    ============



The accompanying notes are an integral part of these financial statements.

                                   REVA, INC.
                          Notes to Financial Statements



1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company and Purpose
         -------------------
         Reva, Inc. (formerly World Wide Video, Inc.) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company designs and manufactures technology and products for the video telephony market. The Company relocated its operations from Culpeper, Virginia to Roanoke, Texas during the year ended September 30, 2003.

         In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto.

         The accounting and reporting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate to the technology video industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

         Development Stage Enterprise
         ----------------------------

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

         Financial Statement Estimates
         -----------------------------

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

         Financial Instruments
         ---------------------

         The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

         Cash and Cash Equivalents
         -------------------------

         The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing or financing activities.

         Income Tax and Interest Paid
         ----------------------------

         There were no income taxes or interest paid during the three months ended December 31, 2003 and 2002.

         Inventory
         ---------

         Inventory, which consists primarily of raw materials, is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventory consists principally of chipsets and other electronic devices used in its products. The Company has no binding commitments to purchase additional inventory.

         Advertising Costs
         -----------------

         Advertising costs are expensed as incurred. Advertising costs were insignificant in the three months ended December 31, 2003 and 2002.

         Property and Equipment
         ----------------------

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

         During the year ended September 30, 2003, the Company reevaluated the estimated useful life assigned to property and equipment. The change in accounting estimate resulted in additional depreciation of $33,122 in the year ended September 30, 2003. The estimated depreciable lives of property and equipment are:

                                                                       Prior to
                                                       2003               2003
                                                       ----               ----

              Furniture and fixtures                  7 years            7 years
              Computer and other equipment            3 years            5 years

         Depreciation expense for the three months ended December 31, 2003 and 2002 was $4,068 and $9,702, respectively.

         Income Taxes
         ------------

         The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability. Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at December 31, 2003 and 2002, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carry forwards approximating $6.25 million expire in the years 2012 through 2018.

         Stock Based Compensation
         ------------------------

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the three months ended December 31, 2003 and 2002. Note 6 provides additional information on the Company's stock option plan.

         Net Loss Per Share
         ------------------

         Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). The weighted average shares for the three months ended December 31, 2002 have been restated to reflect the 100 to 1 reverse stock split effected in the year ended September 30, 2003 (see Note 4). Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock and stock options having a dilutive effect. The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends. Potential common shares were not included in the computations of net loss per share because the effect on the calculations would be antidilutive.

2. GOING CONCERN AND MANAGEMENT PLANS

         During the three year period ending September 30, 2003, the Company recorded net losses aggregating $3.58 million. In the three months ended December 31, 2003, the Company recorded a net loss of $230,419. The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development and bring the products to market. In the past three years, the Company has raised capital through a variety of private securities offerings of both preferred and common stock.

         In the year ending September 30, 2003, a majority of the Company's issued stock was purchased by Bold Communications Networks, L.L.C.
         (Bold), a wireless Internet provider. New management and directors were appointed on August 28, 2003. The new management performed an extensive analysis of the Company's operations to determine an achievable growth and liquidity plan. In order to achieve a more effective revenue channel, the Company modified its strategy to include the development of a revenue-generating client base that would become symbiotic with its technology base. The change in marketing strategy allowed the Company to refocus on the most demanding, yet least competitive market environment, one most open to rapid penetration while maintaining development in the video and audio product environments. The Company intends to fulfill this goal by building and acquiring a wireless Internet infrastructure that brings a revenue stream critical for developing its products for distribution into its customer base.

         Management is focusing the Company on the development of newer, leading edge video technology to integrate with the operations of Bold. Most of the existing inventory was purchased for use with now outdated technology and cannot be fully utilized in the development of newer products. In addition, many items of specialty equipment have been determined to be worthless. As a result, in the quarter ended September 30, 2003, the Company changed the depreciable lives of its property and equipment (see Note 1) and wrote-off its inventory and certain specialty equipment.

         In conjunction with the stock purchase by Bold, the Company entered into negotiations to merge the operations of Bold into the Company in February 2004. One of the effects of this merger will be the addition of existing operating revenue from BOLD's current customer base current -ly approximating $50,000 per quarter. Additionally, the Company has signed a letter of intent to acquire certain assets from Regional Wire-less Networks (RWN). If acquried, the assets acquired from RWN will add to the operating revenue with its customer base, approximating $36,000 per quarter. The merger with Bold Communications Networks, L.L.C. and the acquisition of Regional Wireless Networks assets are expected to be completed in early 2004.

         Both through acquisition and normal growth, the Company intends to increase its customer base for the necessary revenue generation to both support its operation and provide the funds necessary for continued investment into the relevant technology. This growing customer base, the Company will first concentrate the sales of technology to its own wireless customers to increase revenue volume.

         Management intends to raise additional funds through private offerings or public offerings, which, in management's opinion, will provide sufficient capital resources to complete current product development and initial product marketing, as well as additional acquisitions. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

3. OTHER ASSETS

         In conjunction with the letter of intent with RWN, the Company paid a $25,000 deposit to RWN during the three months ending December 31, 2003. Upon acquisition of the assets, the deposit and subsequent consideration will be allocated to assets acquired.

         The Company acquired a technology license at a cost of $37,500, from Databeam, Inc., that is being amortized over a period of three years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary software products. The net carrying value of the license at December 31, 2002 was $9,735. The license was fully amortized in the year ended September 30, 2003.

         The Company acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The net carrying value of the license at December 31, 2002 was $3,750. The license was fully amortized in the year ended September 30, 2003.

         The Company sold non-exclusive rights to market Reva, Inc. products to U.S. Government military bases in exchange for 250,000 shares of DataPower USA, Inc. stock. The DataPower stock does not have any market value; therefore, no value has been recorded.

4. EQUITY TRANSACTIONS

         On April 13, 2003, the Company effected a 100 to 1 reverse stock split, where 1 share of common stock was issued for each 100 shares of common stock previously owned. The reverse stock split has been accounted for retroactively in the financial statements as if it had occurred on September 30, 2002. Accordingly, the Company's outstanding shares and net loss per share presented in these financial statements reflects the effect of the reverse stock split.

         In connection with the reincorporation of the Company, the original shareholders received 100,000 shares (10,000,000 prior to the reverse stock split) of common stock.

         During the years ended September 30, 2003 and 2002, the Company raised capital through a variety of private common and preferred stock offerings. Common stock was issued at $0.10-2.25 per share to raise capital for product development and final production.

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

         During the three months ended December 31, 2003 and the year ended September 30, 2003,, the Company entered into several agreements in which shares were exchanged for services. Stock issued in connection with these services was valued at the current sales price of common stock.

5. OPERATING LEASES

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

         In the three months ending September 30, 2003, the Company entered into lease agreements for office and housing space in Texas. The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. The housing lease is a month-to-month lease agreement at $1,000 per month. Rent expense was $9,825 and, $10,050, respectively for the three months ended December 31, 2003 and 2002.

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
                                                                       --------

                                                                       $ 44,400
                                                                       ========

6. STOCK OPTIONS

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

         The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):


                                                         Number of Shares                   Option Price
                                                         ----------------                   ------------
         Outstanding, September 30, 2003                          2,140                             $.10
                                                                                                    ====

         Granted                                                      -
         Exercised                                                    -
         Canceled or expired                                          -
                                                              ----------

         Outstanding, December 31, 2003                           2,140
                                                              ==========

         The vesting period of the remaining options is as follows:

                  Vested and exercisable                         1,980
                  September 30, 2004                               160
                                                               ---------

                                                                 2,140
                                                               =========

         No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable is immaterial as of December 31, 2003 and September 30, 2003.


7. NOTE PAYABLE AND ADVANCES PAYABLE TO BOLD COMMUNICATIONS

         In order to provide the Company with cash flow while it develops its new strategy, Bold has provided the Company a series of loans and advances in the three months ended December 31, 2003. The loans and advances are in the form of cash and payroll costs of leased employees. The loans have been formalized in a note due upon demand bearing 8% interest.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

REVA, Inc. ("REVA") was organized under the laws of the Commonwealth of Virginia on July 16, 1997 as World Wide Video, Inc. On April 9, 1998, the Company was re-incorporated under the laws of the State of Colorado.

In April 2003, the name was formally changed to REVA, Inc. REVA trades on the OTCBB with the ticker symbol "RVIA." REVA's corporate headquarters, previously located in Culpeper, Virginia, has been relocated to new offices in Roanoke, Texas as of November 2003. Over the past four years the Company has continued to design and develop technology products for the video compression market. In order to generate on-going revenue through an installed customer base, REVA has signed a letter of intent on July 27, 2003 to acquire BOLD Communications Networks, LLC (BOLD) for an investment of $250,000 for 4,850,000 shares. Additionally, from October 1st to December 31st, 2003 BOLD has extended loans to REVA totaling $152,297. REVA has agreed to issue additional shares of 3,696,400 for conversion of the loans to equity. Additionally, a letter of intent was signed on October 8th, 2003 to acquire Regional Wireless Networks (RWN). These acquisitions are intended to be finalized in early 2004.

REVA's technology is based on new and emerging custom chips and video compression algorithms. In order to achieve a more effective revenue channel, REVA modified its strategy to include the development of a revenue-generating client base that would be come symbiotic with its technology base. This change in market strategy allowed REVA to re-focus on the most demanding, yet least saturated market environment, one most open to rapid penetration while maintaining development in the video and audio product environments. REVA intends to fulfill this goal by building and acquiring a wireless Internet infra -structure that brings a revenue stream critical for developing its products for distribution into its customer base.

REVA's core technology is designed to offer video on demand and video communication products, all based upon wireless Internet services to residential and commercial clients in rural and semi-rural areas where broadband is offered at a limited access or termination bandwidth rate. Using its base of Wireless customers, REVA can be customized to meet specific client applications and market niches.

BUSINESS DEVELOPMENT PLAN

Through acquisition and normal growth, REVA intends to increase its customer base to generate needed revenue to both support its operation and provide the funds necessary for investment into relevant technology to its business.

REVA is a service oriented, technology-based company and, as such, its major focus and emphasis will be on sales and distribution of its system applications and its wireless Internet solutions. Additional acquisitions and strategic agreements are planned to improve cash flow, in pursuit of a growing revenue stream.

The five markets chosen by REVA as having significant opportunity for quick access and high market penetration are:

*  Wireless Internet Services
*  Video on Demand
*  Security/Surveillance
*  Tele-medicine
*  High Quality Compressed Video Storage Systems

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

* Initiate a plan of growth by opening new offices at additional locations, building strategic relationships with other companies, developing strategic partners, exploring joint ventures with other communications companies and partners, acquiring governmental contracts and acquiring existing wireless companies.

* Utilize leading-edge video compression and digital imaging technology to integrate, sell and implement systems and solutions in the video entertainment, communication, tele-medicine, and digital storage markets.

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

REVA's initial strategy is to utilize wireless Internet technology and leading-edge video compression to integrate systems and solutions that satisfy specific customer requirements. Products and services are designed to address customers' technical needs, broadband accessibilities and provide cost effective solutions to the customer.

REVA will develop its own wireless technology platforms and build strategic alliances to attempt to create more products and wireless Internet services, applications and customer features. This new technology platform will raise the expectation of wireless Internet and video compression to a new plateau, bringing competitive broadband solutions to numerous semi-rural and rural areas and providing quality low bandwidth video, approaching that of high quality, high bandwidth video.

FUTURE PLANS

REVA maintains its original intent to research, develop and supply governmental agencies and commercial business with superior video compression technology for uses in the video entertainment, tele-health, security and classified government -al fields. Such funding sources will enhance the developed products and provide an ongoing effort to maintain technological superiority. Additionally, REVA intends to implement high speed Internet connectivity to growing areas through-out Colorado, Oklahoma, Missouri, Kansas, parts of Nebraska and other states in which there are little to no high speed Internet options. This market opportun-ity is continually changing and REVA will evaluate as its capital allows. It does not now have sufficient capital to expand every market into which it moves.

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

ADVANTAGES OF WIRELESS TECHNOLOGY

The major players in the broadband market are Cable and Digital Subscriber Line (also known as DSL) providers. These providers are limited in their own technology. DSL is normally restricted to the service side of a 2.5 mile radius from a central office, while Cable providers generally do not have cabling routed to homes outside of a metropolitan area. This leaves a wide open market in rural areas across the country. REVA will take advantage of the market deficiencies of cable and DSL providers.

DSL and Cable, while fast, have their limitations and are not evolving beyond what the technology historically offered. However, wireless technology is continually evolving and pushing the limit in communication trends. Management believes Wireless is the newest technology and will continue to improve and evolve as it eliminates the "last mile" issue for rural consumers.

CONSTANT EVOLUTION OF TECHNOLOGY

Another positive aspect of wireless technology is that the evolution is constant. Wired technology has not improved in years. DSL providers have been unable to surpass the 12,500 foot limit for at least five years. Wireless technology continually pushes its boundaries to improve throughput, range and implementation. There are already various solutions and protocols in the wireless market and more are constantly being implemented.

The primary wireless solution is 801.11 Protocol, which has more than eight subsets. Another solution is 802.16. Drafts are currently being developed, but two subsets have already been defined. Major computer companies such as Intel(R), Motorola(R) and Microsoft(R) push the wireless technology solutions constantly, with these companies already making changes for the better in the
802.16 protocols.

All wireless protocols have encryption built into them. Wired solutions now have built-in encryption. The 802.11 protocols have Wired Equivalent Privacy (WEP) encryption built in and many vendors are creating and implementing newer, stronger encryption solutions such as the Wired Application Protocol (WAP) encryption.

Research into the viability of wireless solutions shows an emerging market about to become main-stream. Management believes, the time to initiate such an endeavor is now. Within a year, wireless home networks will out-pace wired net-works for the first time. Research shows this Wireless trend continuing to out-pace wired home networks for the foreseeable future. REVA intends to attempt to take advantage of this trend and deveop a revenue stream for itself in the process, although there is no assurance that it will be successful.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO THE SAME PERIOD IN 2002

The Company had no revenues during the quarter ended December 31, 2003. Net sales of product were $0 as compared to $46,023 in the same period in 2002. The Company incurred operating expenses of $229,259 and $368,652 for the three month periods ended December 31, 2003 and 2002, respectively. The Company had $0 in product development costs in this quarter as compared to $97,236 in the same period in 2002. These reductions occurred due to the Company's decision to temporarily suspend production of product lines utilizing older technologies. Office expenses increased in 2003 to $96,074 compared to 3,268 in the same period last year as the Company discontinued charging the major portion of salary expense to product development costs.

During the quarter ended December 31, 2003, the cost of consultant and professional fees amounted to $77,498, down from $327,526 in the same period in 2002. To a lesser extent in 2003, the Company continued to maintain consultants to aid in the establishment of markets, product awareness and marketing strategies. Marketing expenses decreased to $691 as compared to $6,275 in the same period in 2002.

Net losses for the quarter ending December 31, 2003 and 2002 were ($230,419) and ($419,865), respectively. This is a considerable reduction in loss, however losses are expected to continue until adequate business income from increasing the wireless Internet customer base and video compression product sales can be achieved. The net loss per share was ($.03) per share for the quarter in 2003 compared to ($.64)per share in 2002 in the same period.

Total assets decreased to $64,589 at December 31, 2003 from $379,564 at December 31, 2002. Current assets decreased to $25,000 at December 31, 2003, compared to $299,012 for the same period in 2002. The primary reason for these decreases is the write-off of inventory that occurred in the quarter ended September 30, 2003. Current liabilities at December 31, 2003 amounted to $499,158 as compared to $620,545 for the same period in 2002. Of the current liabilities, accounts payable and accrued expenses increased to $189,054, as compared to $118,144 in 2002. A total of $82,426 is due officers and employees in back salaries, as compared to $391,291 in 2002. Notes and advances payable amounted to $152,297 at December 31, 2003, compared to $110,880 at December 31, 2002.


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

The Company is attempting to reorganize and raise substantial working capital using delivery order financing, accounts receivable financing, prepayment on product sales, and equity investments. No commitments for financing currently exist.

The company needs to achieve substantial recapitalization to continue its operations. The company is seeking approximately $200,000 to $300,000 in capital in one or more private placements. The company's auditors issued a "going concern" qualification in the auditors opinion for the fiscal year ended September 30, 2003. The company has not yet achieved revenues or capitalization sufficient to cause the "going concern" qualification not to still be appropriate. The company may never achieve revenues or capitalization sufficient to eliminate the going concern qualification, even though management is attempting to achieve both, on a full time basis.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements in 2003 have been to fund design of products, working capital, marketing of products, overhead costs and costs related to its operational restructuring.

Net cash used in operating activities for the quarters ended December 31, 2003 and 2002 was ($199,102) and ($48,203), respectively. The increase in cash used in operating activities in 2003 was primarily due to the Company's decision to pay for services and limit the amount of stock issued for services.

Net cash used in investing activities for the quarters ended December 31, 2003 and 2002 was ($29,162) and $0, respectively as the Company purchased a vehicle for the use of the Chief Executive Officer in 2003.

Net cash provided by financing activities for the quarter ended December 31, 2003 and 2002 was $122,721 and $48,872, respectively, as the Company increased its borrowings and decreased the outside capital raised through the sale of common stock.

GOING CONCERN RISK

There is substantial doubt about the ability of the Company to continue as a "Going Concern." The Company has limited revenue, no capital, debt in excess of $449,000, all of which is current, minimal cash, and no sources of capital. The effects of such conditions could easily be to cause the Company's bankruptcy.

The Company's financial statements have been presented on the basis that it is a Going Concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned significant revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertain times. Management is seeking new capital to revitalize the Company and to reduce corporate liabilities.

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


  COMMON SHARES ISSUED DURING QUARTER

          REVA
          COMMON
          SHARES          TYPE           Purpose    PRICE   TOTAL CONSIDERATION
         250,000       S-8               Services   $ 0.10      $  25,000
          40,000       S-8               Services   $ 0.10      $   4,000
-------------------------------------------------------------------------
Total    290,000                                                 $ 29,000


Item 3.  Defaults upon senior securities -  None


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None.

        A special meeting was held on December 31, 2003 by the Board of Directors for REVA, Inc. at the corporate headquarters located at 212 North Oak St., Suite A, Roanoke, Texas 76262, to name new management and officers for REVA.

        John G. Perry, Chief Executive Officer and Chief Financial Officer, has submitted his resignation from REVA, Inc., as well as resigning his Directorship on the Board, effective close of business on January 16, 2004.

         Mr. James E. Ontiveros has been named to replace Mr. Perry as Chief Executive Officer, effective close of business, January 16, 2004. Mr. Ontiveros, former President of BOLD Communications Networks, L.L.C., has been President and Chairman of the Board for REVA, Inc. since the company acquired BOLD in October, 2003, and will continue his role as Chairman of the Board of Directors.

     Mr. Ontiveros received his MBA at Instituto Nacional de Administracion de Empresas in 1977. He was employed in banking and finance from 1984 to 1996 with Banco Nicaraquenese and Bank of America in Latin America, Asia and the United States. In 1987, Mr. Ontiveros began his career in telecommunications with SATELCO, a microwave telecom company that subsequently merged with ATC/LDDS. The Telecom experience took a fast track as Mr. Ontiveros joined Sprint, then Wiltel and eventually MCI, working the areas of Quality Assurance Management, Major Accounts and National Accounts. In 1993, Mr. Ontiveros began his entrepreneur-ial journey as he joined Network Concepts, Inc. of St. Louis, Missouri. This offered him an opportunity in Mexico and Latin America, which included experience with telecommunication equipment providers in the United States as well as internationally. Network Concepts, Inc. provided evolutions including spin-offs into the voice-over IP technology with Multi-Net Solutions and Vista Net LLC and subsequently Global Transmedia Communications Corporation from Florida. In March, 2003 Mr. Ontiveros' founded BOLD Communications Networks, L.L.C., a Wireless Internet Service Provider in North Texas. Mr. Ontiveros has been on the Board of Directors of BOLD Communications Networks since its inception.

         Mr. Don Dansby, CPA has been named Chief Financial Officer and Treasurer of REVA, Inc., effective close of business January 16, 2004. Mr. Dansby has managed his own accounting firm in Bowie, Texas for over 30 years. He recently sold his business to focus on his duties with REVA, Inc. Mr. Dansby has served as CFO for BOLD Communications Networks, L.L.C. and later as President of BOLD, and has had a great influence on the growth and success of that company.

         Paul Fisher, Ph.D., is the new Chief Technology Officer and Director, for REVA, Inc. Dr. Fisher received his Bachelor of Science in Mathematics from University of Utah; and received his Ph.D. in Electrical Engineering and Computer Science from Arizona State University. Dr. Fisher is author of four books on compression technology and winner of the R.J. Reynolds Distinguished Professor of Computer Science Award at Winston-Salem University, where he is currently on staff. With over sixty publications on wavelet and compression tech -nologies, Dr. Fisher is one of America's leading experts in the field. Dr. Fisher works with an international research staff, specializing in the core tech -nologies of wavelet image compression, progressive tunneling, non-uniform compression, and Lightning Strike Binary Compression.

         John Diebold has been named Corporate Secretary for the Board of Directors, effective immediately. Mr. Diebold attended Wichita State University where he majored in Business Administration. He joined the Horton family of companies in 1976 where he has held several management positions and increased sales and productivity dramatically for the company. In 1982 Mr. Diebold became Vice President of Sales for Horton, Inc. where he increased sales by 30% and gained international experience. Mr. Diebold was elected to the Horton Board of Directors and took over the day-to-day operations of the company. In 1997 Mr. Diebold became President and Secretary of Horton, Inc., and by end of first quarter 2004 will be a 46.8% stockholder in the company.

         Cecil R. Fenoglio has been appointed Director. Mr. Fenoglio received a business degree from Draughons Business College in 1958. His career has spanned many years and brings a wealth of experience in the areas of business manage-ment, real estate and investment management. Mr. Fenoglio's early years were spent in the areas of bookkeeping and sales. Mr. Fenoglio's entrepreneurial interests lie primarily in the areas of real estate and investment management, and offering financial support and equity investments. Mr. Fenoglio has served as a Director for BOLD Communications Networks. He is a life-long resident of the Wichita Falls, Texas area and a respected community leader.

         David Tucker, M.D., was appointed as Advisory Director to the Board. Dr. Tucker received his Bachelor of Science in Medicine at the University of Kansas in 1975. He attended medical school at the University of Health Sciences at Kansas City, Missouri in 1985, and performed his Residency at Via Christi Family Medical Center from 1985-1989. He became Board Certified in Family

Practice in 1989 then entered private practice in Family Medicine from 1989 to 1994. Dr. Tucker became an Emergency Room Staff Physician at Via Christi Regional Medical Center in Wichita, Kansas in 1994 and is currently serving in that position. Dr. Tucker brings valuable experience to the Board and will serve in an advisory capacity for REVA, Inc.'s telemedicine products.


Item 6.  Exhibits and reports on Form 8-K

         Exhibits:  Exhibits 31 Certification Pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                    Exhibits 32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         8-K filed 5/20/03

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 19th day of February, 2004.

                                        REVA, Inc.

                                        /s/
                                        ----------------------------------
                                        James E. Ontiveros, CEO and President