Form 10QSB
period 2004-03-31
REVA INC
filed 2004-05-21
CIK 1086519

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
-----------------                                       ----------------------
March 31, 2004                                          000-26235


                                   REVA, INC.
                      --------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                     54-1921580
             --------                                     ----------
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

                           Yes [X]     No [_]

Part I: FINANCIAL INFORMATION

The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

Item 1. Financial Statements



                                                   REVA, INC.
                                                 Balance Sheets
                                      March 31, 2004 and September 30, 2003


                                                                                     March 31,       September 30,
ASSETS                                                                                  2004                2003
                                                                               ----------------------------------------
Current Assets
    Cash and cash equivalents                                               $              1,596  $        105,543
    Inventory                                                                            105,000                -
    Accounts receivable                                                                   13,080                  -
                                                                               -------------------------------------
         Total Current Assets                                                            119,676           105,543

Property and Equipment
    Computers and equipment                                                              206,535           129,566
    Software                                                                              16,408            16,408
                                                                               -----------------  ----------------
         Total Cost                                                                      222,943           145,974
    Less accumulated depreciation                                                       (143,153)         (131,479)
                                                                                ----------------    --------------

         Net Property and Equipment                                                       79,790            14,495

Intangible assets                                                                        143,058                   -
                                                                                ------------------------------------

Total Assets                                                                    $        342,524   $       120,038
                                                                                 ===============    ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                                       $        204,405    $      185,764
    Accrued acquisition cost                                                              80,000                 -
    Note payable to Bold Communications                                                   98,500                 -
    Note payable to bank                                                                  28,000                 -
    Advances payable to Bold Communications                                               93,065             8,498
    Accrued interest payable                                                               3,297                 -
    Due to officers and employees                                                         44,611           108,926
                                                                               -----------------    --------------
         Total Current Liabilities                                                       551,878           303,188


Shareholders' Deficit
    Common stock, par value $0.01; 100,000,000 shares authorized; 12,770,829 issued and outstanding at March 31, 2004;
         8,680,829 issued and outstanding at September 30, 2003                          127,708            86,808
    Cumulative preferred stock                                                            12,000                 -
    Additional paid in capital                                                         5,992,577         5,814,477
    Common stock to be issued                                                            633,000                 -
    Accumulated deficit                                                               (6,974,639)       (6,084,435)
                                                                                  --------------    -------------- -
         Total Shareholders' Deficit                                                    (209,354)         (183,150)
                                                                                 ---------------   ---------------

Total Liabilities and Shareholders' Deficit                                    $         342,524  $        120,038
                                                                                =================  ===============


                   The accompanying notes are an integral part of these financial statements.
                                                      F-1



                                                   REVA, INC.
                                            Statements of Operations
                           For the Three and Six Months Ended March 31, 2004 and 2003



                                                                Three months ended              Six months ended
                                                                    March 31,                       March 31,
                                                            2004            2003            2004            2003
                                                      ------------------------------- -------------------------------

Sales                                                  $       24,910 $       17,647    $      24,910 $        63,670

Operating Expenses
    Salaries and benefits                                     606,824       (272,140)         700,695        (178,872)
    Developmental costs                                             -            979                 -          4,947
    Office                                                     10,841          4,334           13,044           7,602
    Marketing and sales                                         1,632          7,684            2,323          13,959
    Professional services                                      12,892         42,347           90,390         369,873
    Occupancy                                                  13,284          3,999           23,109           9,500
    Depreciation                                                7,606         10,285           11,674          19,987
    Utilities and telephone                                     2,614         24,372            6,681          30,350
    Insurance                                                       -          2,507              465           9,610
    Other                                                      26,840          5,857           63,411           9,156
                                                         ------------  -------------    -------------  --------------
        Total General and Administrative Expenses             682,533       (169,776)         911,792         296,112
                                                          -----------   ------------    -------------    ------------

        Operating Profit (Loss)                              (657,623)       187,423         (886,882)       (232,442)

Other Income (Expense), net                                    (2,163)           (59)          (3,323)           (112)
                                                        --------------  ------------- ----------------  --------------

Profit (Loss) Before Income Taxes                            (659,786)       187,364         (890,205)       (232,554)

Income Taxes                                                        -              -                -               -
                                                     -----------------  ------------ -----------------  -------------

Net Income (Loss)                                         $  (659,786)   $   187,364      $  (890,205)     $ (232,554)
                                                          ===========    ===========    ==============   =============


Basic and Diluted Net Income (Loss) Per Share           $        (.05)  $        .21     $       (.08)   $       (.26)
                                                        ==============  ============    ===============  =============

Average Common Shares Outstanding                          12,770,829        895,773       10,543,124         895,773



                   The accompanying notes are an integral part of these financial statements.
                                                      F-2



                                           REVA, INC.
                               Statements of Shareholders' Equity
                Year Ended September 30, 2003 and Six Months Ended March 31, 2004





                                                          Cumulative   Additional      Common
                                     Common      Common    Preferred     Paid in      Stock to     Unearned   Accumulated
                                     Shares       Stock       Stock      Capital     Be Issued   Compensation   Deficit       Totals
                                   ----------  --------  -----------    ----------  ---------- -----------  ------------ -----------
Balance, September 30, 2002           464,556 $   4,646  $     1,894    $4,954,770  $        - $ (163,958) $(5,002,978)  $ (205,626)

Common stock issued for services    2,277,200    22,772            -       533,153           -          -             -     555,925
Sale of common stock                5,144,591    51,446            -       313,054           -          -             -     364,500
Sale of preferred stock                     -         -        1,500        13,500           -          -             -      15,000
Preferred stock returned                    -         -         (666)            -           -          -             -        (666)
Dividend, cumulative preferred
        stock                               -         -        4,809             -           -          -       (33,297)    (28,488)
Conversion of preferred stock to
        common                        753,667     7,537       (7,537)            -           -          -             -           -
Rounding, stock split                  40,815       407            -             -           -          -             -         407
Cancellation of unearned compen-
        sation                              -         -            -             -           -    163,958             -     163,958
Net loss - year ended September
        30, 2003                            -         -            -             -           -          -    (1,048,160) (1,048,160)
                                   ----------  --------  -----------    ----------  ---------- -----------  ------------ -----------

Balance, September 30, 2003         8,680,829    86,808            -     5,814,477           -          -    (6,084,435)   (183,150)

Common stock issued for services      290,000     2,900            -        26,100                      -             -      29,000
Common stock issued in acquisition
        of assets                   3,800,000    38,000            -       152,000                      -             -     190,000
Preferred stock issued                      -         -       12,000             -           -          -             -      12,000
Common stock to be issued for
        services                            -         -            -             -     633,000          -             -     633,000
Net loss - six months ended March
        31, 2004                            -         -            -             -           -          -      (890,205)   (230,419)
                                   ----------  --------  -----------    ----------  ---------- -----------  ------------ -----------
Balance, March 31, 2004            12,770,829  $127,708  $    12,000    $5,992,577  $  633,000 $        -   $(6,974,639) $ (209,354)
                                   ==========  ========  ===========    ==========  ========== ===========  ============  ==========




                   The accompanying notes are an integral part of these financial statements.
                                                      F-3




                                                   REVA, INC.
                                            Statements of Cash Flows
                                For the Six Months Ended March 31, 2004 and 2003





                                                                 2004             2003
                                                             -------------- ----------------
Cash Flows from Operating Activities
   Net loss                                                    $   (890,205)   $   (232,554)
   Non-cash items included in net loss
       Depreciation and amortization                                 11,674          19,987
       Contributed services                                         575,235         377,950
   Changes in assets and liabilities
     Decrease (increase) in
       Inventory                                                          -         (11,383)
       Accounts receivable                                          (13,080)              -
       Prepaid and other assets                                           -             658
       Advances and other receivables                                     -          (3,539)
     Increase (decrease) in
       Accounts payable and accrued expenses                         40,406           8,678
       Advances                                                      84,568        (226,549)
       Accrued interest payable                                       3,297               -
       Deposits                                                           -          (5,900)
       Due to officers and employees                                    685               -
                                                             ------------------------------
Net Cash Used in Operating Activities                              (187,420)        (72,652)

Cash Flows from Investing Activities
   Cash paid in acquisition of assets                               (25,000)              -
   Purchase of equipment                                            (30,027)           (699)
                                                               -------------  ---------------
Net Cash Used in Investing Activities                               (55,027)           (699)

Cash Flows from Financing Activities
   Proceeds from notes payable                                      126,500          11,049
   Dividends, cumulative preferred stock                                  -         (11,060)
   Proceeds from issuance of common stock                                 -          99,500
   Proceeds from issuance of preferred stock                         12,000         (25,000)
                                                               ------------     ------------
Net Cash Provided by Financing Activities                           138,500          74,489
                                                                -----------     -----------
Net Change in Cash and Cash Equivalents                            (103,947)          1,138

Cash and Cash Equivalents, beginning of year                        105,543           1,337
                                                                -----------    -------------
Cash and Cash Equivalents, end of year                       $        1,596  $        2,475
                                                              =============   =============
Non-cash Financing Activities
   Common stock to be issued for services provided            $     575,235  $            -
   Common stock to be issued to retire liabilities                   86,765               -
   Common stock issued for services                                  29,000         377,950
   Common stock issued in acquisition of assets                     190,000               -

   The accompanying notes are an integral part of these financial statements.
                                      F-4

                                   REVA, INC.
                          Notes to Financial Statements


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company and Purpose
         -------------------

         Reva, Inc. ("the Company") (formerly World Wide Video, Inc.) was organized under the laws of the Commonwealth of Virginia on July 16, 1997. On April 9, 1998, the Company was reincorporated in the State of Colorado. The Company designs and manufactures technology and products for the video telephony market and provides high speed wireless internet services to customers in rural communities in the State of Texas. The Company relocated its operations from Culpeper, Virginia to Roanoke, Texas during the year ended September 30, 2003.

         In management's opinion, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto. The accounting and reporting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate for its industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

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

                                   REVA, INC.
                         Notes to Financial Statements


         Accounts Receivable
         -------------------

         At March 31, 2004, the amounts carried in accounts receivable were considered by management to be collectible in full. Uncollectible receivables are charged against income using the direct write-off method, which approximates the allowance method.

         Income Tax and Interest Paid
         ----------------------------

         There were no income taxes or interest paid during the six months ended March 31, 2004 and 2003.


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Inventory
         ---------

         Inventory, consisting of items utilized in providing wireless internet services, were acquired from Regional Wireless Networks (See note 4), and are carried at the lower of cost (first in, first out) or market.

         Advertising Costs
         -----------------

         Advertising costs are expensed as incurred. Advertising costs were insignificant in the six months ended March 31, 2004 and 2003.

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost and depreciated over their estimated useful lives, ranging from three to five years. Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and the resulting gain or loss is reflected in earnings. During the year ended September 30, 2003, the Company reevaluated the estimated useful life assigned to property and equipment. The change in accounting estimate resulted in additional depreciation of $33,122 in the year ended September 30, 2003. The estimated depreciable lives of property and equipment are:
                                                                     Prior to
                                                        2003            2003
                                                        ----            ----

                Furniture and fixtures                 7 years         7 years
                Computer and other equipment           3 years         5 years

         Income Taxes
         ------------

         The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related

                                   REVA, INC.
                         Notes to Financial Statements

         asset or liability. Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at March 31, 2004 and 2003, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $6.9 million expire in the years 2012 through 2018.

         Stock Based Compensation
         ------------------------

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the six months ended March 31, 2004 and 2003. Note 8 provides additional information on the Company's stock option plan.


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Net Loss Per Share
         ------------------

         Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). The weighted average shares for the six months ended March 31, 2003 have been restated to reflect the 100 to 1 reverse stock split effected in the year ended September 30, 2003 (see Note 6). Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock and stock options having a dilutive effect. The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends. Potential common shares were not included in the computations of net loss per share because the effect on the calculations would be antidilutive.

2. GOING CONCERN AND MANAGEMENT PLANS

         During the three year period ending September 30, 2003, the Company recorded net losses aggregating $3.58 million. In the six months ended March 31, 2004, the Company recorded a net loss of $890,205. The Company's continued existence is dependent upon its ability to raise additional funds to complete products in development and bring the products to market. In the past three years, the Company has raised capital through a variety of private securities offerings of both preferred and common stock.

                                   REVA, INC.
                         Notes to Financial Statements

         In the year ending September 30, 2003, a majority of the Company's issued stock was purchased by Bold Communications Networks, L.L.C. ("Bold"), a wireless Internet provider. New management and directors were appointed on August 28, 2003. The new management performed an extensive analysis of the Company's operations to determine an achievable growth and liquidity plan. In order to achieve a more effective revenue channel, the Company modified its strategy to include the development of a revenue-generating client base that would become symbiotic with its technology base. The change in marketing strategy allowed the Company to refocus on the most demanding, yet least competitive market environment, one most open to rapid penetration while maintaining development in the video and audio product environments. The Company fulfills this goal by building and acquiring a wireless Internet infrastructure that brings a revenue stream critical for developing its products for distribution into its customer base.

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

                                   REVA, INC.
                         Notes to Financial Statements

3. ACQUISITION OF BOLD COMMUNICAITONS, L.L.C.

         In conjunction with the stock purchase by Bold, the Company entered into negotiations to merge the operations of Bold into the Company. To effect the merger, the Company issued 32,000,000 shares of common stock to the members of Bold. Another effect of the merger will be the addition of sustainable operating revenue from Bold's current customer base approximating $50,000 per quarter. Since the merger was between entities under common control, the business combination was accounted for in a manner similar to a pooling of interest, whereby the net assets and liabilities of Bold were merged into Reva at their carrying value.

         The following is a condensed balance sheet disclosing the approximate carrying value of Bold's assets and liabilities at the acquisition date.

                                     ASSETS

                  Cash and cash equivalents                       $       2,000
                  Accounts receivable                                     2,000
                  Fixed assets                                          225,000
                  Other assets                                            1,000
                                                                  -------------

                  Total assets                                     $    230,000
                                                                    ===========

                         LIABILITIES AND MEMBERS' EQUITY

                  Accounts payable and accrued expenses           $      65,000
                  Notes payable                                         385,000
                  Members' deficit                                     (220,000)
                                                                     ----------

                  Total liabilities and members' equity             $   230,000
                                                                     ==========

         The following represents the approximate pro-forma effect assuming the merger with Bold had occurred on October 1, 2003, the beginning of the Company's current fiscal year.

                                   REVA, INC.
                         Notes to Financial Statements



                                                                                      Three months      Six months
                                                                                       Ended              Ended
                                                                                             March 31, 2004
                                                                                      --------------------------------
Net income

              Net loss as reported                                                   $    (659,786)  $    (890,205)
              Estimated Bold net loss                                                      (85,000)       (170,000)
                                                                                    --------------   -------------

              Pro-forma net loss                                                     $    (744,786)   $ (1,060,205)

              Weighted average shares outstanding                                       12,770,829      10,543,124
              Adjustment to reflect common stock issued to Bold members                 32,000,000      32,000,000
                                                                                        ----------      ----------

              Pro-forma weighted average shares outstanding                             44,770,829      42,543,124


              Loss per share                                                        $         (.05)   $       (.08)

              Pro-forma loss per share                                              $         (.02)   $       (.02)



4. ACQUISITON OF ASSETS

         The Company completed an acquisition of certain assets from Regional Wireless Networks ("RWN") in January 2004. The assets acquired from RWN are primarily located in Wichita Falls, Texas and consisted of equipment, contracts and other intangible assets utilized in generating revenue from wireless internet contracts. The acquired assets will increase the operating revenue of the Company by approximating $30,000 per quarter. The agreement to acquire the assets consisted of cash payments of $105,000 and common stock of the Company valued at $190,000 at the closing date. In conjunction with the agreement, the Company issued 3,800,000 of common stock. Additionally, the agreement guarantees the value of the common stock issued to amount to $450,000 on January 31, 2005. The agreement calls for any difference in value to be paid to the seller in cash. This contingent consideration has not been reflected in the cost of the assets acquired. The excess of cost over fair value of the assets acquired has been recorded as intangible assets. A portion of the intangible assets acquired, consisting of a

                                   REVA, INC.
                         Notes to Financial Statements


         non-compete agreement, amounted to $1,000. The balance of the excess of cost over the fair value of the assets acquired, amounting to $142,058 has been recorded as goodwill. Goodwill recorded will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually.

         Cash flow and other information relative to the acquired assets follows:

                  Approximate fair value of identifiable assets acquired:

                    Equipment                                                         $    46,922
                    Inventory                                                             105,000
                    Non-compete agreement                                                   1,000
                  Cash paid for acquisition of assets                                      25,000
                  Amount payable for acquisition of assets at March 31, 2004               80,000

         No liabilities of RWN were assumed in the acquisition of assets. To reach the value of the guaranteed value of the common stock issued in the acquisition of RWN assets, Reva stock would have to have a value of approximately $.12 per share on January 31, 2005.

5. OTHER ASSETS

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

         The Company acquired a technology license at a cost of $50,000, from Analog Devices, Inc., that is being amortized over a period of five years, the expected life of the agreement. The license agreement permits the Company to use certain proprietary reference designs and software in the development of video telephony products. The license was fully amortized in the year ended September 30, 2003.

6. EQUITY TRANSACTIONS

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

                                   REVA, INC.
                         Notes to Financial Statements


         During the years ended September 30, 2003 and 2002, the Company raised capital through a variety of private common and preferred stock offerings. Common stock was issued at $0.10-2.25 per share to raise capital for product development and final production.


6. EQUITY TRANSACTIONS - continued

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

         During the three months ended March 31, 2004, the Company issued 60,000 cumulative preferred shares at $.10 per unit and another 75,000 cumulative preferred shares at $.08 per unit through a private offering. The preferred stock earns a dividend at the rate of 6 percent per annum, payable semi-annually. At March 31, 2004, 135,000 shares of cumulative preferred stock were outstanding.

         During the six months ended March 31, 2004 and the year ended September 30, 2003, the Company entered into several agreements in which shares were exchanged for services. Stock issued in connection with these services was valued at the current sales price of common stock. On April 2, 2004, the Company issued 6,330,000 shares of common stock valued at $.10 per share to various employees and consultants for past services. Since the service period occurred prior to the issuance of these shares, the Company recognized $546,235 in expense in the three months ended March 31, 2004 related to the issuance of these shares. $86,765 of the share value was used to reduce previously recorded liabilities. The shares are reflected in the balance sheet as common stock to be issued.

                                   REVA, INC.
                         Notes to Financial Statements

7. OPERATING LEASES

         The Company leased office space in Culpeper, Virginia under three lease agreements. Two of the lease agreements were month-to-month and were terminated upon the relocation of Company headquarters to Texas. The third lease agreement was for a term of two years expiring December 1, 2004; monthly rent was $1,350. The Company negotiated a termination of this lease agreement on December 4, 2003 by agreeing to forfeit its original three month deposit.

         In the three months ending September 30, 2003, the Company entered into lease agreements for office and housing space in Texas. The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. The housing lease is a month-to-month lease agreement at $1,000 per month. Rent expense was $23,109 and, $20,100, respectively for the six months ended March 31, 2004 and 2003.

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

                                   REVA, INC.
                         Notes to Financial Statements


8. STOCK OPTIONS - continued

         The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):


                                                          Number of Shares                   Option Price

         Outstanding, September 30, 2003                          2,140                             $.10
                                                                                                    ====

         Granted                                                      -
         Exercised                                                    -
         Canceled or expired                                          -
                                                              ----------

         Outstanding, March 31, 2004                              2,140
                                                              ==========

         The vesting period of the remaining options is as follows:

                  Vested and exercisable                        1,980
                  September 30, 2004                              160
                                                               ------

                                                                2,140
                                                                =====

         No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable is immaterial as of March 31, 2004 and September 30, 2003.

9. NOTES PAYABLE AND ADVANCES PAYABLE

         In order to provide the Company with cash flow while it develops its new strategy, Bold has provided the Company a series of loans and advances in the six months ended March 31, 2004. The loans and advances are in the form of cash and payroll costs of leased employees. The loans have been formalized in a note due upon demand bearing 8% interest.

         On March 1, 2004, the Company borrowed $28,000 from a bank. The unsecured note bears a variable rate of interest (7.25% at March 31, 2004) and all principal and interest are due upon maturity on May 26, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements have been adjusted with all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE SAME PERIOD IN 2003

Cautionary and Forward Looking Statements

         In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of REVA, Inc. ("REVA," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause REVA's actual results to be materially different from any future results expressed or implied by REVA in those statements. Important facts that could prevent REVA from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


CHANGES IN FINANCIAL CONDITION

In the second quarter, the operations of RWN were fully integrated into the Company, and the Company has expanded into Oklahoma for a market.

The Company completed the RWN acquisition for the issuance of 3,800,000 shares of common stock. The Company has borrowed $191,000 from its affiliate, BOLD Communications, to fund operations. The Company's liabilities increased to $551,878 in the period, and, while its assets increased to $342,524, its shareholders' deficit grew to $209,354.

The Company raised $12,000 through the sale of Class B Preferred Stock in the quarter ended March 31, 2004, which was used as operating capital.

The Company had revenues of $24,910 during the quarter ended March 31, 2004 compared to $17,647 in the same period in 2003. For the six month period ended March 31, 2004 and 2003, the Company had revenues of $24,910 and 63,670, respectively. The Company incurred operating expenses of $682,533 and $(169,776) for the three month periods ended March 31, 2004 and 2003, respectively. Operating expenses were $911,792 and $296,112 for the six months ended March 31, 2004 and 2003, respectively. Operating expenses in 2003 were reduced by reversal of accrued salaries. Salaries and benefits increased to $606,824 and 700,695 in the three months and six months ended March 31, 2004 as the Company compensated employees and certain consultants through the issuance of stock.

During the quarter ended March 31, 2004, the cost of consultant and professional fees amounted to $12,892, down from $42,347 in the same period in 2003. In the six months ended March 31, 2004 and 2003, consultant and professional services cost were $90,390 and $369,873, respectively. To a lesser extent in the current period than the previous period, the Company continued to maintain consultants to aid in the establishment of markets, product awareness and marketing strategies. Marketing expenses decreased to $1,632 and $2,323 in the three and six months ended March 31, 2004, compared to $7,684 and $13,959 in the three and six months ended March 31, 2003.

Net losses for the three months and six months ended March 31, 2004 increased to ($659,786) and $($890,205) compared to a net profit of $187,364 in the three months ended March 31, 2003 and a net loss of ($232,554) for the six months ended March 31, 2003. Losses are expected to continue until adequate business income from increasing the wireless Internet customer base and video compression product sales can be achieved. The net loss per share was ($.05) and ($.08)for three and six months ended March 31, 2004, as compared to a net income per share of $.21 in the three months ended March 31, 2003 and a net loss per share of $(.26) for the six months ended March 31, 2003.

Total assets decreased to $342,524 at March 31, 2004 from $120,038 at March 31, 2003. Current assets decreased to $119,676 at March 31, 2004, compared to $281,512 for the same period in 2003. The primary reason for these decreases is the write-off of inventory that occurred in the quarter ended September 30, 2003. Total assets increased from $64,589 at December 31, 2003 primarily due to the assets acquired from Regional Wireless Networks. Current liabilities at March 31, 2004 amounted to $551,878 as compared to $352,268 for the same period in 2003. Of the current liabilities, accounts payable and accrued expenses increased to $204,405, as compared to $124,579 in 2003. A total of $44,611 is due officers and employees in back salaries, as compared to $105,759 in 2003. Notes and advances payable amounted to $219,565 at March 31, 2004, compared to $121,930 at March 31, 2003.

Future operating revenues may be increased by the acquisition of Bold Wireless Investments, Inc. (Bold Communications) into the Company beginning in April 2004, if the acquisition is accomplished.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements in 2003 and 2004 have been to fund design of products, working capital, marketing of products, overhead costs and costs related to its operational restructuring.

Net cash used in operating activities for the six months ended March 31, 2004 was ($187,420) and ($72,652), respectively. The increase in cash used in operating activities in 2003 was primarily due to the Company's decision to pay for services and limit the amount of stock issued for services.

Net cash used in investing activities for the six months ended March 31, 2004 was ($55,027) and $(699), respectively as the Company purchased a vehicle for the use of the Chief Executive Officer in 2003 and acquired fixed assets from Regional Wireless Networks.

Net cash provided by financing activities for the six months ended March 31, 2004 was $138,500 and $74,489, respectively, as the Company increased its borrowings and increased the outside capital raised through the sale of preferred stock.

REVA, Inc. began restructuring its wireless business during this quarter, to better meet the marketing and sales needs of the company, and prepare for testing its video compression products in the marketplace. REVA began negotiations to acquire BOLD Communications Network in October, 2003 with plans to refocus its business model on increasing its revenue base and providing a stable financial infrastructure for controlled company growth. Such negotiation has not come to find resolution at this time.

REVA is restructuring the wireless operations to better meet customer service demands and enable it to provide quicker and more effective responses to sales inquiries, as well as enhance its marketing capabilities. The Company also revisited its pricing structure in order to become more competitive and attempt to achieve profitability.

In addition, the BOLD network is being re-engineered to include one centralized data control center, as well as centralizing its customer service center. REVA also intends to install a billing system that invoices by bandwidth, giving end-users a choice of service and speed.

As part of its restructuring, REVA is upgrading its technology infrastructure by upgrading its tower-to-tower links from 2.5 Mbps throughput to 10 Mbps throughput, with capabilities for ramping up to 23 Mbps. REVA currently owns 18 towers in North Texas, with plans for expansion into Oklahoma and Kansas in the near future.

During second quarter the Company completed its acquisition of Regional Wireless Networks. The deal includes acquisition of wireless licenses, equipment, inventory, operations, and customers which operates a wireless telecom/broadband business. REVA completed its first billing cycle for its newest client base acquired through this merger in February, 2004. These clients, if retained, may account for more than $90,000 of REVA's wireless revenue annually. This revenue includes basic wireless solutions for a diverse array of clients, from residential customers to city and state government offices, to commercial customers, as well as alliances with Internet Service Providers.

As Reva, Inc. continues to move forward in its efforts to bring wireless broadband to rural areas, a new tower was installed in Springtown, Texas. This new tower gives residents access to high speed Internet connections, in an area where wireless Internet services have not been readily available. With the Springtown addition REVA now has 19 towers strategically placed throughout North Texas.

The new Springtown tower has throughput of 10 Mbps with a capability of ramping up to 21 Mbps, enabling the network to support video streaming at bandwidths necessary for video-on-demand, home security and telemedicine products.

REVA began negotiations to acquire Multimedia Information Technology Group (MMITG), a Texas based company specializing in video and audio compression solutions. Based upon preliminary negotiations REVA intends to acquire MMITG for cash, restricted stock and other considerations. MMITG would become a technical division of REVA, Inc., to develop and manufacture a continuing stream of products to attempt to enhance the offerings of its wireless Internet services. MMITG specializes in wavelet image compression, progressive tunneling, non-uniform compression, and Lightning Strike Binary Compression. MMITG will be relocated to REVA's corporate headquarters in Roanoke, Texas. The final agreement has not been completed

Additionally, REVA began negotiations to acquire Ideal Solutions, an Oklahoma based company specializing in wireless communications. However, negotiations between the two companies have ended after research and due diligence showed the company would not be a good match for REVA's wireless business. REVA will continue plans to expand into Oklahoma, either by installing new towers or through acquisition of other local wireless Internet providers.

REVA continues to follow its plan for future expansion into Kansas, Iowa and Oklahoma, among other mid-western states.

GOING CONCERN RISK

There is substantial doubt about the ability of the Company to continue as a "Going Concern." The Company has limited revenue, no capital, debt in excess of $551,000, all of which is current, minimal cash, and no sources of capital. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None


Item 2.  Change in Securities and Use of Proceeds

Reva, Inc. began issuing shares of Preferred stock during second quarter, via private placement. The Company is seeking working capital and funds for marketing of products, overhead costs and costs related to its operational restructuring and network upgrades. In addition, funds will be used to finance expansion of the wireless business into Oklahoma and Kansas


          REVA
       PREFERRED
        SHARES          TYPE                         PRICE   TOTAL CONSIDERATION
           60,000        SALE                        $ O.10      $       6,000
           75,000        SALE                        $ 0.08      $       6,000
          ----------------------------------------------------------------------
TOTAL     135,000                                                $      12,000


Item 3.  Defaults upon senior securities -  None


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None.


Item 6.  Exhibits and reports on Form 8-K

         Reports on Form 8-K:  8-K filed on 1/21/04
                               8-K filed on 2/10/04
                               8-K filed on 3/26/04

         Exhibits:  Exhibit 31 and 32

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of May, 2004.

                                        REVA, Inc.

                                        /s/ James E. Ontiveros
                                        ----------------------------------
                                        James E. Ontiveros, CEO and President