Form 10QSB
period 2004-06-30
REVA INC
filed 2004-08-23
CIK 1086519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26235

REVA, INC.

(Exact name of registrant as specified in its charter)

Colorado	54-1921580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2705 Canton Street
Dallas, TX  75226

(Address of principal executive offices, including zip code)

(469) 227-7605

(Registrant’s telephone number, including area code)

212 North Oak Street, Ste A, Roanoke, Texas 76262

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 23, 2004 there were 86,100,829  shares of the registrant’s common stock outstanding and 205,000 of the registrant’s preferred stock outstanding.

REVA, INC.

Balance Sheets

June 30, 2004 and September 30, 2003

	June 30, 2004	September 30, 2003
ASSETS

Current Assets
Cash and cash equivalents	$21,152	$105,543
Prepaid services	431,500
Inventory	10,000	—
Accounts receivable	50,405	—
Total Current Assets	513,057	105,543

Property and Equipment
Computers and equipment	840,271	129,566
Software	—	16,408
Total Cost	840,271	145,974
Less accumulated depreciation	(182,933)	(131,479)

Net Property and Equipment	657,338	14,495

Deposits	1,340
Intangible assets	1,332,377	—

Total Assets	$2,504,112	$120,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$546,467	$185,764
Accrued acquisition cost	103,000	—
Notes payable	44,800	—
Note payable to bank	333,836	—
Advances payable to Bold Communications	—	8,498
Accrued interest payable	3,334	—
Due to officers and employees	121,472	108,926
Total Current Liabilities	1,152,909	303,188

Note payable to bank long-term	84,261	—

Total Liabilities	1,237,170	303,188

Shareholders’ Equity (Deficit)
Cumulative preferred stock, par value $0.01; 10,000,000 shares authorized; 205,000 issued and outstanding at June 30, 2004;	2,050	—
Common stock, par value $0.01; 100,000,000 shares authorized; 86,100,829 issued and outstanding at June 30, 2004; 8,680,829 issued and outstanding at September 30, 2003	861,008	86,808
Additional paid in capital	7,541,477	5,814,477
Cumulative preferred stock to be issued	60,000	—
Accumulated deficit	(7,197,593)	(6,084,435)
Total Shareholders’ Equity (Deficit)	1,266,942	(183,150)

Total Liabilities and Shareholders’ Equity	$2,504,112	$120,038

The accompanying notes are an integral part of these financial statements.

REVA, INC.

Balance Sheets

June 30, 2004 and September 30, 2003

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Sales	$98,910	$4,081	$123,820	$67,751

Operating expenses:
Salaries and benefits	129,941	138,510	830,636	(40,362)
Developmental costs	—	(3,764)	—	1,183
Office	6,255	9,223	19,299	16,825
Marketing and sales	6,153	14,827	8,476	28,786
Professional services	114,479	185,431	204,869	555,304
Occupancy	13,207	6,675	36,316	16,175
Depreciation	37,682	3,813	49,356	23,800
Utilities and telephone	11,870	4,071	18,551	34,421
Insurance	1,508	3,755	1,973	13,365
Other	(40,309)	19,412	23,102	28,568
Total general and administrative expenses	280,786	381,953	1,192,578	678,065

Operating loss	(181,876)	(377,872)	(1,068,758)	(610,314)

Other income (expense), net	(41,077)	7,119	(44,400)	7,007

Loss before income taxes	(222,953)	(370,753)	(1,113,158)	(603,307)

Income taxes	—	—	—	—

Net loss	$(222,953)	$(370,753)	$(1,113,158)	$(603,307)

Basic and diluted net income (loss) per share	$.00	$(.17)	$(.05)	$(.27)

Average common shares outstanding	51,053,247	2,196,074	24,514,093	2,196,074

The accompanying notes are an integral part of these financial statements.

REVA, INC.

Statements of Shareholders’ Equity

Year Ended September 30, 2003 and Nine Months Ended June 30, 2004

	Common Shares	Common Stock	Cumulative Preferred Stock	Additional Paid in Capital	Cumulative Preferred Stock to Be Issued	Unearned Compensation	Accumulated Deficit	Totals

Balance, September 30, 2002	464,556	$4,646	$1,894	$4,954,770	$—	$(163,958)	$(5,002,978)	$(205,626)

Common stock issued for services	2,277,200	22,772	—	533,153	—	—	—	555,925
Sale of common stock	5,144,591	51,446	—	313,054	—	—	—	364,500
Sale of preferred stock	—	—	1,500	13,500	—	—	—	15,000
Preferred stock returned	—	—	(666)	—	—	—	—	(666)
Dividend, cumulative preferred stock	—	—	4,809	—	—	—	(33,297)	(28,488)
Conversion of preferred stock to common	753,667	7,537	(7,537)	—	—	—	—	—
Rounding, stock split	40,815	407	—	—	—	—	—	407
Cancellation of unearned compensation	—	—	—	—	—	163,958	—	163,958
Net loss – year ended September 30, 2003	—	—	—	—	—	—	(1,048,160)	(1,048,160)

Balance, September 30, 2003	8,680,829	86,808	—	5,814,477	—	—	(6,084,435)	(183,150)

Common stock issued for services and to retire liabilities	11,620,000	116,200	—	767,902	—	—	—	884,102
Common stock issued in acquisition of assets	3,800,000	38,000	—	152,000	—	—	—	190,000
Common stock issued in acquisitions	62,000,000	620,000	—	743,647	—	—	—	1,363,647
Preferred stock issued (205,000 shares issued and outstanding)	—	—	2,050	16,950	—	—	—	19,000
Cumulative preferred stock to be issued	—	—	—	—	60,000	—	—	60,000
Capital investments	—	—	—	46,501	—	—	—	46,501
Net loss – nine months ended June 30, 2004	—	—	—	—	—	—	(1,113,158)	(1,113,158)

Balance, June 30, 2004	86,100,829	$861,008	$2,050	$7,541,477	$60,000	$—	$(7,197,593)	$1,266,942

The accompanying notes are an integral part of these financial statements.

REVA, INC.

Statements of Cash Flows

For the Nine Months Ended June 30, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities
Net loss	$(1,113,158)	$(603,307)
Non-cash items included in net loss
Depreciation and amortization	49,357	23,800
Contributed services	797,337	411,950
Loss on disposal of equipment	1,504	—
Other	(17,777)	—
Changes in assets and liabilities
Decrease (increase) in
Inventory	—	(11,383)
Accounts receivable	(38,662)	(57,074)
Prepaid and other assets	—	1,065
Advances and other receivables	—	8,507
Increase (decrease) in
Accounts payable and accrued expenses	32,372	50,929
Salaries payable	—	136,317
Deposits	(1,340)	(1,305)
Due to officers and employees	12,546	—

Net Cash Used in Operating Activities	(277,821)	(40,501)

Cash Flows from Investing Activities
Cash paid in acquisition of assets	(25,000)	—
Cash acquired in acquisitions	30,355	—
Purchase of equipment	(36,426)	(89,636)

Net Cash Used in Investing Activities	(31,071)	(89,636)

Cash Flows from Financing Activities
Proceeds from notes payable	141,500	110,881
Proceeds from capital investments	46,501	—
Proceeds from issuance of common stock	—	14,930
Proceeds from issuance of preferred stock	36,500	—

Net Cash Provided by Financing Activities	224,501	125,811

Net Change in Cash and Cash Equivalents	(84,391)	(4,326)

Cash and Cash Equivalents, beginning of year	105,543	1,337

Cash and Cash Equivalents, end of year	$21,152	$(2,989)

Non-cash Financing Activities
Common stock issued to retire liabilities	$86,765	—
Common stock issued for services	797,337	411,950
Common stock issued in acquisition of assets	190,000	—
Common stock issued in acquisitions	1,363,647	—

The accompanying notes are an integral part of these financial statements.

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose

REVA, Inc. (“the Company”) (formerly World Wide Video, Inc.) was organized under the laws of the Commonwealth of Virginia on July 16, 1997.  On April 9, 1998, the Company was reincorporated in the State of Colorado.  The Company provides high speed wireless internet services and designs and manufactures technology and products for the video telephony market to customers in rural communities in the State of Texas.  The Company relocated its operations from Culpeper, Virginia to Roanoke, Texas during the year ended September 30, 2003. In July of 2004, the Company came under new management and the corporate offices were relocated to Dallas, Texas.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the interim period presented.  It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto.  The accounting and reporting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate for its industry.  Revenue is recognized when earned in accordance with the accrual basis of accounting.  These policies are summarized below.

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

Accounts Receivable

At June 30, 2004, the amounts carried in accounts receivable were considered by management to be collectible in full.  Uncollectible receivables are charged against income using the direct write-off method, which approximates the allowance method.

Income Tax and Interest Paid

There were no income taxes or interest paid during the nine months ended June 30, 2004 and 2003.

Inventory

Inventory, consisting of items utilized in providing wireless internet services, were acquired from Regional Wireless Networks (See note 4), and are carried at the lower of cost (first in, first out) or market.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were insignificant in the nine months ended June 30, 2004 and 2003.

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

	2003	Prior to 2003

Furniture and fixtures	7 years	7 years
Computer and other equipment	3 years	5 years

Income Taxes

The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at June 30, 2004 and 2003, and accordingly, no income tax expense or benefit has been recognized.  Net operating loss carryforwards approximating $6.9 million expire in the years 2012 through 2018.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the nine months ended June 30, 2004 and 2003.  Note 7 provides additional information on the Company’s stock option plan.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  The weighted average shares for the nine months ended June 30, 2003 have been restated to reflect the 100 to 1 reverse stock split effected in the year ended September 30, 2003 (see Note 6).  Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year.  Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock and stock options having a dilutive effect.  The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends.  Potential common shares were not included in the computations of net loss per share because the effect on the calculations would be antidilutive.

2. GOING CONCERN AND MANAGEMENT PLANS

During the three year period ending September 30, 2003, the Company recorded net losses aggregating $3.58 million.  In the nine months ended June 30, 2004, the Company recorded a net loss of $1.1 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and use these sources of capital to complete products in development and bring the products to market. During the third quarter ended June 30, 2004 the Company completed the merger with Bold Communications Networks, L.L.C. (“Bold”), and the acquisition of Blue Ocean Wireless Inc. (“BOW”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company. The Company has also continued to raise capital through a variety of private securities offerings of both preferred and common stock.

Management is focusing the Company on expanding and improving its wireless internet service and reviewing the continued development of newer, leading edge video technology. Through acquisition and normal growth, the Company will continue to increase its customer base to derive the necessary revenue generation to support operations.

Management retains the ability to raise additional funds through private offerings or public offerings, which, in management’s opinion, will provide sufficient capital resources. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

3. ACQUISITIONS

Effective April 2, 2004 the Company finalized its negotiations and formally merged the operations of Bold into the Company. To effect the merger, the Company issued 32,000,000 shares of common stock to the members of Bold.  This represented 37% of the outstanding voting securities of the Company. No member received more than 10% of the outstanding voting securities of the Company as a result of this transaction. Another effect of the merger was the addition of sustainable operating revenue from Bold’s current customer base approximating $50,000 per quarter.  Since the merger was between entities under common control, the business combination was accounted for in a manner similar to a pooling of interest, whereby the net assets and liabilities of Bold were merged into Reva at their carrying value.

The following is a condensed balance sheet disclosing the actual carrying values of Bold’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$9,672
Accounts receivable	1,494
Fixed assets, net	242,030
Other assets	1,340

Total assets	$254,536

LIABILITIES AND MEMBERS’ DEFICIT

Accounts payable and accrued expenses	$42,514
Notes payable	383,763
Members’ deficit	(171,741)

Total liabilities and members’ equity	$254,536

The following represents the approximate pro-forma effect assuming the merger with Bold had occurred on October 1, 2003, the beginning of the Company’s current fiscal year.

	Three months Ended	Nine months Ended
	June 30, 2004

Net loss, as reported (includes Bold activity since acquisition date)	$(222,953)	$(1,113,158)
Additional estimated Bold net loss (prior to acquisition date)	(85,000)	(170,000)

Pro-forma net loss	$(307,953)	$(1,283,158)

Weighted average shares outstanding	51,053,247	24,514,093
Adjustment to reflect common stock issued to Bold members	—	19,620,438

Pro-forma weighted average shares outstanding	51,053,247	44,134,531

Loss per share, as reported	$.00	$(.05)

Pro-forma loss per share	$(.01)	$(.03)

Effective June 30, 2004 the Company acquired all of the issued and outstanding common stock of BOW. In consideration for such purchase, the Company issued an aggregate of 30,000,000 restricted shares of the Common stock of the Company, allocated as follows: 90% (or 27,000,000 shares) to Blue Ocean Technologies, LLC, a Texas limited liability company (“BOT”), and 10% (or 3,000,000 shares) to Outback Management Services, L.L.C., a Texas limited liability company. Following the acquisition BOT beneficially owns 35% of the 86,100,829 outstanding voting securities of the Company, and consequently is considered by management of the Company to have acquired control of the Company. Another effect of the acquisition was the expansion of the Company’s broadband and wireless division, as well as its coverage of wireless communications customers in the North Texas area. Sustainable operating revenue from BOW’s current customer base is approximately $35,000 per quarter. This acquisition was accounted for using the purchase method of accounting, whereby the net assets and liabilities of BOW were recorded at their fair value and any excess of purchase price over that fair value was recorded as intangible assets in the Company’s Balance Sheet.

The following is a condensed balance sheet disclosing the actual fair values of BOW’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$19,343
Accounts receivable	10,249
Prepaid consulting fees	206,500
Fixed assets, net	273,305
Intangible asset	1,189,319

Total assets	$1,698,716

LIABILITIES AND EQUITY

Accounts payable and accrued expenses	$168,916
Notes payable	29,800
Equity	1,500,000

Total liabilities and equity	$1,698,716

The following represents the approximate pro-forma effect assuming the merger with BOW had occurred on October 1, 2003, the beginning of the Company’s current fiscal year.

	Three months Ended	Nine months Ended
	June 30, 2004

Net loss, as reported	$(222,953)	$(1,113,158)
Additional estimated BOW net loss	(8,000)	(24,000)

Pro-forma net loss	$(230,953)	$(1,137,158)

Weighted average shares outstanding	51,053,247	24,514,093
Adjustment to reflect common stock issued to BOW	29,670,329	29,890,511

Pro-forma weighted average shares outstanding	80,723,576	54,404,604

Loss per share, as reported	$.00	$(.05)

Pro-forma loss per share	$.00	$(.02)

4. ACQUISITON OF ASSETS

The Company completed an acquisition of certain assets from Regional Wireless Networks (“RWN”) in January 2004.  The assets acquired from RWN are primarily located in Wichita Falls, Texas and consisted of equipment, contracts and other intangible assets utilized in generating revenue from wireless internet contracts.  The acquired assets will increase the operating revenue of the Company by approximating $30,000 per quarter.  The agreement to acquire the assets called for cash payments of $105,000 and the issuance of 3,800,000 shares of common stock of the Company valued at $190,000 at the closing date.  Additionally, the agreement guarantees the value of the common stock issued to amount to $450,000 on January 31, 2005.  The agreement calls for any difference in value to be paid to the seller in cash.  This contingent consideration has not been reflected in the cost of the assets acquired.  The excess of cost over fair value of the assets acquired has been recorded as intangible assets.  A portion of the intangible assets acquired, consisting of a non-compete agreement, amounted to $1,000.  The balance of the excess of cost over the fair value of the assets acquired, amounting to $142,058 has been recorded as goodwill.  Goodwill recorded will be accounted for in accordance with SFAS No. 142.  Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually.

Cash flow and other information relative to the acquired assets follows:

Approximate fair value of identifiable assets acquired:
Equipment	$46,922
Inventory	105,000
Non-compete agreement	1,000
Cash paid for acquisition of assets	25,000
Amount payable for acquisition of assets at March 31, 2004	80,000

No liabilities of RWN were assumed in the acquisition of assets.  To reach the guaranteed value of the common stock issued in the acquisition of RWN assets, Reva stock would have to have a value of approximately $.12 per share on January 31, 2005.

During the quarter ended June 30, 2004 the Company re-evaluated the inventory related to the RWN purchase and subsequently reclassified $95,000 of the inventory to property and equipment as it was determined that this equipment had been deployed. Also, the Company accrued $23,000 of interest and late fees related to the $80,000 amount owed due to the terms of the purchase agreement.

5. EQUITY TRANSACTIONS

On April 13, 2003, the Company effected a 100 to 1 reverse stock split, where 1 share of common stock was issued for each 100 shares of common stock previously owned.  The reverse stock split has been accounted for retroactively in the financial statements as if it had occurred on September 30, 2002.  Accordingly, the Company’s outstanding shares and net loss per share presented in these financial statements reflects the effect of the reverse stock split.  In connection with the reincorporation of the Company, the original shareholders received 100,000 shares (10,000,000 prior to the reverse stock split) of common stock.

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

During the three months ended March 31, 2004, the Company issued 60,000 cumulative preferred shares at $.10 per share and another 75,000 cumulative preferred shares at $.08 per share through a private offering. During the three months ended June 30, 2004, the Company issued 70,000 cumulative preferred shares at $.10 per share.  The preferred stock earns a dividend at the rate of 6 percent per annum, payable semi-annually.  At June 30, 2004, 205,000 shares of cumulative preferred stock were outstanding.

During the nine months ended June 30, 2004 and the year ended September 30, 2003, the Company entered into several agreements in which shares were exchanged for services.  Stock issued in connection with these services was valued at the current sales price of common stock.  On April 2, 2004, the Company issued 6,330,000 shares of common stock valued at $.10 per share to various employees and consultants for past services.  Since the service period occurred prior to the issuance of these shares, the Company recognized $546,235 in expense in the three months ended March 31, 2004 related to the issuance of these shares.  $86,765 of the share value was used to reduce previously recorded liabilities.

In addition, effective June 30, 2004, the Company issued 4,500,000 shares of common stock in connection with the execution of a service agreement between the Company and MAC Partners LP (“MAC”). The service agreement allows MAC to provide management and administrative services as well as providing access to various forms of capital investments designed to infuse working capital into the Company.

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

In the three months ending September 30, 2003, the Company entered into lease agreements for office and housing space in Texas.  The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month.  The housing lease is a month-to-month lease agreement at $1,000 per month.  Rent expense was $36,316 and $30,150, respectively for the nine months ended June 30, 2004 and 2003.

The following is a schedule, by years, of future minimum rent payments due:

Year ending September 30:

2004	$20,350
2005	22,200
2006	1,850

$44,400

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

The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):

	Number of Shares	Option Price

Outstanding, September 30, 2003	2,140	$.10

Granted	—
Exercised	—
Canceled or expired	—

Outstanding, June 30, 2004	2,140

The vesting period of the remaining options is as follows:

Vested and exercisable	1,980
September 30, 2004	160

	2,140

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123.  The fair value of the options vested and exercisable is immaterial as of June 30, 2004 and September 30, 2003.

8. NOTES PAYABLE

In acquiring Bold the Company assumed notes payable to a bank totaling $418,097. Of this amount $333,836 is due within twelve months and is shown as current liabilities on the Company’s Balance Sheet.

The notes bear terms as follows:

Principal and interest balance of $302,737. This note bears interest at 6.25% with a maturity date of August 19, 2004. The Company is currently in negotiations to refinance this note with the lender.

Principal and interest balance of $2,477. This note bears interest at 12% with a maturity date of January 10, 2005.

Principal and interest balance of $24,174. This note bears interest at 7.25% with a maturity date of April 1, 2008.

Principal and interest balance of $35,543. This note bears interest at 6.60% with a maturity date of July 23, 2008.

Principal and interest balance of $24,544. This note bears interest at 4.50% with a maturity date of November 15, 2008.

On March 1, 2004, the Company borrowed $28,000 from a bank.  The unsecured note bears a variable rate of interest (7.25% at June 30, 2004) and all principal and interest are due upon maturity on May 26, 2004. This note was paid in full on behalf of the Company by MAC on July 13, 2004. The note is now due to MAC on September 1, 2004 with an interest rate of 10%. In addition, the Company has a note payable due to MAC in the amount of $15,000 bearing interest at 7%. This note was for working capital needs of the Company.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements have been adjusted to reflect all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD IN 2003

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements.  The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.

Some of these risks might include, but are not limited to, the following:

(a)                                  volatility or decline of the Company’s stock price;

(b)                                 potential fluctuation in quarterly results;

(c)                                  failure of the Company to earn revenues or profits;

(d)                                 inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)                                  failure to commercialize its technology or to make sales;

(f)                                    rapid and significant changes in markets;

(g)                                 litigation with or legal claims and allegations by outside parties;

(h)                                 insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and there exist other risks inherent in the Company’s businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

CHANGES IN FINANCIAL CONDITION

During the third quarter ended June 30, 2004, the Company completed the merger with Bold and the acquisition of BOW. It is anticipated that these two events will help the Company in the future by providing an expanded network and increased customer base for its wireless internet services. The Company issued 62,000,000 shares of common stock as consideration for acquiring the assets and liabilities of these two entities.

The Company raised $7,000 through the sale of Class B Preferred Stock in the quarter ended June 30, 2004, which was used as operating capital. In addition, $17,500 was raised through subscription agreements for sale of Class B Preferred Stock to be issued. The Company was also able to raise another $46,000 in equity investment.

The Company had revenues of $98,910 during the quarter ended June 30, 2004 compared to $4,081 in the same period in 2003.  For the nine month period ended June 30, 2004 and 2003, the Company had revenues of $123,820 and $67,751, respectively. The increase in revenue reflects three months of additional revenue related to the Bold acquisition.

The Company incurred operating expenses of $280,786 and $381,953 for the three month periods ended June 30, 2004 and 2003, respectively.  This decrease was due to a reduction in consulting and legal professional expenses. Operating expenses were $1,192,578 and $678,065 for the nine months ended June 30, 2004 and 2003, respectively.  This increase reflects salaries and benefits expense related to the compensation of employees and certain consultants through the issuance of stock.

Net losses for the three months ended June 30, 2004 decreased to $222,953 compared to a net loss of $370,753 in the three months ended June 30, 2003. Net losses for the nine months ended June 30, 2004 increased to $1,113,158 compared to $603,307 in the three months ended June 30, 2003. Losses are expected to be controlled, in the future, by new management business practices, increased revenue from third quarter acquisitions and continuing to evaluate other acquisition opportunities. The net income per share was $.00 and net loss per share was $.05 for the three and nine months ended June 30, 2004, as compared to a net loss per share of $.17 and $.26 per share in the three months and nine months ended June 30, 2003.

Total assets increased to $2,504,112 at June 30, 2004 from $120,038 at September 30, 2003.  Current assets increased to $513,057 at June 30, 2004, compared to $105,543 at September 30, 2003. The primary reason for these increases is the acquisitions of Bold and BOW during the third quarter. Current liabilities at June 30, 2004 amounted to $1,152,909 compared to $303,188 at September 30, 2003. This increase relates primarily to increased accounts payable and notes payable related to the acquisitions of Bold and BOW.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirements in 2003 and 2004 have been to fund design of products, working capital, marketing of products, overhead costs and costs related to its operational restructuring.

Net cash used in operating activities for the nine months ended June 30, 2004 and 2003 was $277,821 and $40,501, respectively.  The increase in cash used in operating activities relates to increased in contributed services related to common stock issuances to employees and other professionals as payment for services.

Net cash used in investing activities for the nine months ended June 30, 2004 and 2003 was $31,071 and $89,636, respectively. The decrease in cash used in investing activities relates to cash acquired in the acquisitions of Bold and BOW and reduced levels of capital expenditures.

Net cash provided by financing activities for the nine months ended June 30, 2004 and 2003 was $224,501 and $125,811, respectively, as the Company increased its borrowings and increased the outside capital raised through the sale of preferred stock and equity investments.

With the advent of new management, the Company took major steps in restructuring its wireless business during this quarter. The acquisitions of Bold and BOW will expand the customer base and network serviced by the Company. This increased presence will allow the Company to increase its revenues, enhance its ability to seek other acquisition opportunities and create more opportunities for working capital investments.

The Company’s new management is in the process of re-evaluating the current wireless network, its current customer base and the viability of its video compression technology.

GOING CONCERN RISK

There is substantial doubt about the ability of the Company to continue as a Going Concern.  The Company has limited revenue and has not shown the ability to make scheduled debt payments as they become due. The effects of such conditions could easily be to cause the Company’s bankruptcy.

The Company’s financial statements have been presented on the basis that it is a Going Concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is seeking new capital to revitalize the Company and to reduce corporate liabilities.

Item 3.        Controls and Procedures

The management of the company has evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon its evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings – None

Item 2.        Change in Securities and Use of Proceeds

During the third quarter ended June 30, 2004, the Company issued 70,000 shares of cumulative preferred stock, via private placement.  The Company is seeking working capital and funds for marketing of products, overhead costs and costs related to its operational restructuring and network upgrades.

	REVA Preferred Shares	Type	Price	Total Consideration
	50,000	SALE	$0.10	$5,000
	20,000	SALE	$0.10	$2,000
TOTAL	70,000			$7,000

Item 3.        Defaults upon Senior Securities – None

Item 4.        Submission of Matters to a Vote of Security Holders – None

Item 5.        Other Information – None

Item 6.        Exhibits and Reports on Form 8-K

Reports on Form 8-K: None.

Exhibits: Exhibit 31 and 32

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of August, 2004.

REVA, Inc.

/s/ Dennis McLaughlin, III
Dennis McLaughlin, III, CEO and President