Form 10KSB
period 2004-09-30
Blue Wireless & Data, Inc.
filed 2005-01-13
CIK 1086519

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE YEAR ENDED SEPTEMBER 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-26235

BLUE WIRELESS & DATA, INC.

(formerly Reva, Inc.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1921580 (I.R.S. Employer Identification No.)

3001 Knox Street, Suite 401, Dallas, Texas (Address of principal executive offices)	75205 (Zip Code)

(469) 227-7605 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: Rights to purchase common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during  the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒/No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

As of September 30, 2004 the registrant reported revenue of $214,786.

As of January 10, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $885,607 based on the OTC Bulletin Board average bid and ask price of $.0185.

As of January 10, 2005, there were 102,096,686 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

ITEM 1. Business.

General

Blue Wireless & Data, Inc. (the “Company”) a Delaware corporation, (formerly Reva, Inc.), (“Reva”), a Colorado corporation, was incorporated under the laws of Delaware effective October 4, 2004 pursuant to a special meeting of shareholders held on November 15, 2004.  At that special meeting of shareholders, a majority of the shareholders of Reva approved a proposal to change the state of incorporation from Colorado to Delaware. In so doing the majority shareholders also approved a merger agreement between Reva and the Company, a wholly owned subsidiary of Reva, pursuant to which Reva was merged into the Company effectively changing the name of Reva. The Company’s common stock trades on the NASD’s Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol BWDI.OB.

The Company is a service company providing a wireless broadband network to its customers primarily located in areas of rural north Texas. The Company’s network provides high speed wireless broadband internet services that is low cost, price competitive and easily scalable.

The Company was organized under the laws of the Commonwealth of Virginia on July 16, 1997 as World Wide Video, Inc. On April 9, 1998, the Company was re-incorporated in the State of Colorado. The shareholders of the Company approved a name change to Reva in 2003 and a reverse split of 1 for 100 common shares. The Company was approved for trading by NASD in November 2000 under the name “World Wide Video”.

Recent Acquisitions

On June 30, 2004, the Company entered into a Securities Purchase Agreement with Blue Ocean Technologies, LLC, (“BOT”) and BOT’s minority interest holder OutBack Management Services, L.L.C. ("OutBack") to purchase all of the issued and outstanding stock of Blue Ocean Wireless, Inc. (“BOW”), a subsidiary of BOT. BOW’s assets consist of regional wireless network equipment and customer base, which expanded the Company’s broadband wireless network, as well as its coverage of wireless communication customers in the North Texas area. The Company issued 30,000,000 restricted shares of its common stock, 27,000,000 of which, was issued to BOT and the remaining 3,000,000 shares to OutBack. Following the acquisition BOT beneficially owned approximately 35% of the Company’s outstanding common stock. This acquisition also resulted in a change in management of the Company as new officers and directors were appointed pursuant to the execution of this transaction.

On April 2, 2004, the Company formally merged the operations of Bold Wireless Investments, Inc. (“Bold”) into the Company. To effect the merger, the Company issued 32,000,000 shares of common stock to members of Bold, which represented approximately 37% of the outstanding common stock at the merger date. Another effect of the merger was the addition of sustainable operating revenue from broadband wireless customer base of Bold.

In January of 2004, the Company completed an acquisition of certain assets from Regional Wireless Networks (“RWN”) consisting of equipment contracts and other intangible assets utilized in generating revenue from wireless internet contracts. The Company issued 3,800,000 shares of its common stock and is required to pay cash installments totaling $105,000, of which $25,000 has been paid to date.

Business Development Plan

Through acquisition and internal sales and marketing, the Company intends to increase its customer base to generate revenue to both support its operation and provide the funds necessary for investment into relevant technology to its business. The Company is a service oriented, technology-based company and, as such, its major focus and emphasis will be on sales and distribution of its system applications, wireless communication and Internet solutions. Additional acquisitions and strategic agreements are planned to improve cash flow, in pursuit of a growing revenue steam. The Company is actively involved in efforts to raise additional funds through private and public offerings to finance the necessary acquisitions and increase working capital to service current debt requirements.

Competitive Strategy

The Company operates in a highly competitive market for its services. There are over 1,000 retail providers of broadband service in the United States. Several large cable and telecom companies dominate the United States retail broadband services market.

The Company’s strategy is to maintain and enhance its position in the development and implementation of its wireless broadband network. The Company’s strategy includes the following key elements.

Emphasize Service. The Company’s new management has emphasized customer service as its number one priority in dealing with the competitive nature of its services. The Company believes that attention to customer needs such as prompt technical support and customer account maintenance are keys in growing the customer base in the markets the Company serves and creating and maintaining a significant competitive differentiation and advantage.

Target Business As Well As Single Family Household Customers. The Company has focused its marketing efforts on securing contracts with business as well as individual household customers in order to grow the Company organically. Securing larger business customers will provide greater revenue opportunities due to the scalability of service within a business unit.

Employees

At January 13, 2005, the Company had a total of 10 employees, all of which are full-time. The Company’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

The Company is required to file reports with the Securities and Exchange Commission “SEC” pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms include:

Form 10-KSB	Annual Report
Form 10-QSB	Quarterly Report
Form 8-K	Current Reports
Form 3	Initial Statement of Beneficial Ownership of Securities
Form 4	Statement of Beneficial Ownership of Securities
Form 5	Annual Statement of Beneficial Ownership of Securities
Schedule 14A	Definitive Proxy Statement

The public may read and copy any materials filed to the SEC by the Company at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings to the SEC are submitted electronically and can be accessed via the SEC’s website at (http://www.sec.gov).

Company Website

Information about the Company can be obtained by accessing the Company’s website at (http://www.bluewirelessdata.com).

ITEM 2. Properties.

The Company has been provided approximately 2,500 square feet of office space at its principal executive office located at 3001 Knox Street, Suite 401, Dallas, Texas 75205, under a management services contract with the current lessee of the property. The Company believes these facilities are adequate for its current needs.

ITEM 3. Legal Proceedings.

The Company has become subject to various claims and other legal matters in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Registrant’s Common Equity

The Company’s common stock is traded on the OTCBB under the symbol BWDI.OB. The stock prices set forth below represent the highest and lowest sales prices per share of the Company’s common stock as reported by the OTCBB. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions. Prices after June 30, 2003 reflect the 100 to 1 reverse stock split.

Quarter Ended	High	Low
September 30, 2004	$0.07	$0.01
June 30, 2004	$0.10	$0.05
March 31, 2004	$0.16	$0.04
December 31, 2003	$0.35	$0.03

September 30, 2003	$0.420	$0.1000
June 30, 2003	$0.650	$0.1300
March 31, 2003	$0.016	$0.0030
December 31, 2002	$0.024	$0.0009

Holders of Record

As of January 13, 2005 there were approximately 387 holders of record of the Company’s common stock.

Dividends

The Company’s has paid no cash dividends on its common stock.

The following table provides information related to the number of shares to be issued upon exercise of all outstanding options, warrants and rights and the number of shares available for future issuance under the Company’s equity compensation plans at September 30, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,140	(1)	$0.10	7,860
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	2,140		$0.10	7,860

(1)                                  The number of shares is subject to adjustments for changes resulting from stock dividends, stock splits, recapitalizations and similar events.

Description of Securities

Common Stock. At January 13, 2005, the Company had 102,096,686 shares of its common stock outstanding and 200,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock.   At January 13, 2005, the Company had 805,000 shares of preferred Series B stock outstanding and 10,000,000 preferred shares authorized. Preferred Series B stock bears dividends at the rate of 6% annually and is convertible into 1.5 shares of the Company’s common stock.

Change in Securities and Use of Proceeds

During the year ended September 30, 2004, the Company issued 805,000 shares of cumulative preferred stock, via private placement.  The Company is seeking working capital and funds maintenance and growth of its regional wireless broadband network, for marketing of products, overhead costs and costs related to its operational restructuring and network upgrades.

	Quarter Ended	Preferred Shares	Type	Price	Total Consideration
	March 31, 2004	60,000	SALE	$.10	$6,000
	March 31, 2004	75,000	SALE	$.08	$6,000
	June 30, 2004	50,000	SALE	$0.10	$5,000
	June 30, 2004	20,000	SALE	$0.10	$2,000
	June 30, 2004	125,000	SALE	$0.10	$12,500
	June 30, 2004	125,000	SALE	$0.10	$12,500
	June 30, 2004	125,000	SALE	$0.10	$12,500
	June 30, 2004	125,000	SALE	$0.10	$12,500
	June 30, 2004	100,000	SALE	$0.10	$10,000
TOTAL		805,000			$79,000

ITEM 6. Managements Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Company’s Financial Statements and the notes thereto and the other information included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The Company derives its revenue from monthly and in some cases annual fees for wireless broadband internet services. During the fiscal year ended September 30, 2004, the Company made several acquisitions and an asset purchase that increased the customer and revenue base of the Company. The Company also focused its primary business efforts on expanding its wireless broadband network and away from the development of video compression technology, which had not produced positive financial results. The Company also focused on raising capital through private and public placements of it common stock essential to providing the capital to expand its wireless broadband network and servicing its debt.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

Revenue is recognized when realizable and earned generally as services are provided over the life of the contract.

Business Combinations

Business combinations are accounted for using the purchase method. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination. If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

Business combinations between companies under common control, such as the Bold acquisition, the net assets of the acquired company are reported at their carrying amounts at the date of transfer.

Fiscal Year 2004 Compared to Fiscal Year 2003

Sales

Sales increased $162,977 or 315% to $214,786 in fiscal 2004, from $51,809 in fiscal 2003. This increase was directly attributable to acquisitions made during fiscal 2004, which increased the Company’s regional wireless broadband network and customer base.

Product Development Costs

Product development costs decreased 77% to $39,418 from $171,019 during fiscal 2004. The decrease reflects the Company’s change of business focus from video compression technology to wireless broadband internet services. With the change in management, during fiscal 2004, the Company evaluated its business prospects and related costs of continuing to focus its business on video compression technology. It was management’s decision that opportunities to expand the regional wireless network were more available and cost effective, the Company will continue to focus the majority of its efforts on expanding its regional wireless netwook in fiscal 2005.

Operating Expenses

Operating expenses increased 25% to $1,422,849 from $1,139,821 during fiscal 2004. This increase is a result of increased salary and benefit cost primarily due to non-cash issuances of the Company’s common stock for payment of passed amounts owed to employees and executives. The Company does not expect stock issuances, such has payment for past services, to recur in fiscal 2005. In addition, the Company experienced increased operating costs related to the rental and maintenance of equipment acquired pursuant to the acquisitions during fiscal 2004.

New management assumed control of the Company effective July 1, 2004. One of management’s first objectives was to analyze the internal operations of the Company. Extensive internal audits of the Company’s accounts receivable, including its customer base, reconciliation of accounts payable, including amounts owed to vendors and its senior lender, uncovered errors in many accounts. The Company has made an entry to adjust the net assets and liabilities to reflect their true makeup. This adjustment decreased the net loss realized by the Company during fiscal 2004 by $385,680.

Liquidity and Capital Resources

Cash used in operating activities was $564,686 in fiscal 2004, compared to $272,368 in fiscal 2003. The increase is primarily related to the increase in net loss experienced by the Company in fiscal 2004.

Net cash used in investing activities increased to $41,791 in fiscal 2004, from $2,926 in fiscal 2003. The increase primarily reflects the purchase of equipment necessary for the maintenance of the Company’s regional wireless broadband network.

Net cash provided by financing activities was $500,934 in fiscal 2004, compared to $379,500 in fiscal 2003. This increase reflects proceeds from notes and sales of preferred stock, which exceeded amounts raised in fiscal 2003 primarily from sales of common stock.

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and use these sources of capital to grow and enhance its regional wireless broadband network. During the third quarter ended June 30, 2004 the Company completed the merger with Bold Wireless Networks, Inc. (“Bold”), and the acquisition of Blue Ocean Wireless, Inc. (“BOW”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company. The Company has also continued to raise capital through a variety of private securities offerings of both preferred and common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the year ended September 30, 2004, the Company continued to seek financing from private placements and seek acquisitions to expand its wireless broadband network and revenue customer base. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from   operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur and could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company’s senior lender would be able to foreclose on the Company’s secured assets.

Off-Balance Sheet Arrangements

At September 30, 2004 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Risk Factors

The Company’s revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•           the ability to secure new significant contracts during a quarter; and

•           the ability to raise the necessary capital to execute mergers, acquisitions and asset purchases.

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

The ability to compete depends on a number of factors outside of the Company’s control, including:

•           the prices at which others offer competitive services, including aggressive price competition and discounting;

•           the ability of competitors to undertake more extensive marketing campaigns;

•           the extent, if any, to which competitors develop proprietary tools that improve their ability to compete;

•           the extent of competitors’ responsiveness to customer needs.

The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

The Company must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

Future success will depend upon the Company’s ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers’ needs, lost business may result and financial performance will suffer.

The Company is dependent on a limited number of key personnel, and the loss of these individuals could harm its competitive position and financial performance.

The Company’s business consists primarily of the delivery of services and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers. The Company’s success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer could result in a loss of customers or revenue, and could therefore harm the Company’s financial performance.

The Company’s restructured credit facility could have an adverse effect on the Company’s financial health.

The restructured credit facility may:

•                                 require the Company to dedicate a substantial portion of our cash flows to pay down debt;

•                                 increase the Company’s vulnerability to general adverse economic and industry conditions;

•                                 limit the Company’s ability to fund future working capital and other general corporate requirements; and

•                                 limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates.

The ability to make payments on and to refinance the Company’s debt will depend on financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to prevailing economic conditions and to financial, business and other factors beyond the Company’s control.

There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to it under the restructured credit facility in an amount sufficient to enable it to pay debt or to fund other liquidity needs. The Company may need to refinance all or a portion of its debt on or before maturity. The Company can give no assurance that it will be able to refinance any of its debt on commercially reasonable terms or at all.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

ITEM 7. Financial Statements.

See Index to Financial Statements on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report, Dennis G. McLaughlin, III, the President, Chief Executive Officer and Chief Financial Officer, has concluded that, in his judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

As of September 30, 2004 the following hold office as Officers and Directors,

Name	Age	Positions with Company
Dennis G. McLaughlin, III	39	President, Chief Executive Officer, Chief Financial Officer & Chairman
John W. Mills, III	46	Vice President, Chief Operating Officer & Director
Kit Chambers	40	Corporate Secretary & Director
John Diebold	50	Director
William Slay	54	Director

The backgrounds of the officers and board members are as follows:

Dennis G. McLaughlin, III

Mr. McLaughlin was appointed to the Board of Directors in July 2004 and at that time was also appointed Chairman of the Board of Directors. Also in July 2004, Mr. McLaughlin succeeded Mr. James Ontiveros as Chief Executive Officer.  Mr. McLaughlin is the Managing Partner of MAC Partners, LP, a Technology Merchant Bank in Dallas, Texas that provides management services and infrastructure to the Company under a Management Services Agreement.  Mr. McLaughlin has over 14 years experience managing and operating energy and technology companies as CEO and has many years success building companies from the ground up.  Mr. McLaughlin began his first company in 1993 with a small investment.  Under his leadership and management, the company grew to be recognized as Entrepreneur Magazine’s fastest growing entrepreneurship in America in October of 1995.  From an initial investment of $75,000 and follow-on investments of $16 million, Mr. McLaughlin guided a total of four different companies to reach a combined value of over $100 million.  Mr. McLaughlin served as chairman, president and CEO of Aurion Technologies, a supplier of hardware and services for the oil and gas industry, from June 1998 until December 2001.  Remaining management of Aurion Technologies made a voluntary filing for Chapter 11 bankruptcy protection in March of 2002.  Mr. McLaughlin has a Bachelor of Economics degree from the University of Oklahoma where he has subsequently been honored as a Top Ten Alumnus.

John W. Mills, III

Mr. Mills was appointed to the Board of Directors in July 2004. He currently serves as the Company’s Chief Operating Officer. Mr. Mills has over 24 years of experience in the telecommunications and data communication fields. Prior to joining the Company Mr. Mills managed and operated Outback Telecom LLC, which has since been acquired by the Company as part of the Blue Ocean Wireless, Inc. acquisition in June 2004. Prior to forming Outback Telecom LLC, Mr. Mills was the Chief Technical Officer at Velocitel, Inc. where he was responsible for all aspects of engineering, R&D and IT groups. Mr. Mills was also the Vice President and co-founder of airBrand Communications where he was responsible for the technology section, network design and deployment of a nationwide unlicensed broadband network. He successfully set up local operations for the corporate offices in Dallas, Texas, authored the technology and network sections of the business plan, and built the initial system. Mr. Mills successfully engaged Cisco as a prime vendor for airBrand. Prior to airBrand, Mr. Mills was regional Vice President for the Central Region of NextWave. Mr. Mills’ responsibilities included engineering, real estate, construction and project management and site acquisition. In addition, Mr. Mills participated in the negotiation of contracts for the build-out of NextWave’s Central Region. Mr. Mills has extensive experience in the areas of design, development, deployment and management of CMDA and GSM systems. Before NextWave, Mr. Mills was Product Manager at Motorola between 1992 and 1995. In this role, he was responsible for product definition and the introduction of CMDA products and High density analog products. Prior to Motorola, Mr. Mills was Manager of Network Projects at Pacific Telesis (PacTel) where he was responsible for developing strategic relationships with QUALCOMM and leading cellular infrastructure and handset manufacturers. Mr. Mills developed engineering guidelines for CDMA networks and contributed to the design and definition of the CMDA IS-95A specification. Mr. Mills received a B.S. degree in Business Administration and an M.B.A. in Operations Management from California Coast University. Mr. Mills is also a Marine Corps Captain, having risen from the rank of Private.

Kit Chambers

Mr. Chambers was appointed to the Board of Directors and subsequently was appointed Corporate Secretary for the Company in July 2004.  Mr. Chambers has over ten years experience in systems development and operations within the technology industry, and has been an integral part of Mr. McLaughlin’s development and management teams since his beginnings in 1993.  He was the original developer of the data collection, hosting and Internet redelivery system architecture that laid the foundation for the service offering of an international technology service company.  He is integral to priority account and pilot project management and has wide-ranging experience in telecommunication systems, information technology, data center operations, logistical operations, systems integration and sales engineering.  Mr. Chambers received a Bachelor of Science degree from the University of Oklahoma.

John Diebold

Mr. Diebold was appointed to the Board of Directors in December of 2003. Mr. Diebold currently serves as President and Secretary of Horton, Inc. since his promotion in 1997. Mr. Diebold has served 23 years with Horton, Inc. where he has been responsible for daily operations of the company since 1982. Under his leadership Horton, Inc, has experienced a 145% increase in sales with incremental profitability. Previous to being promoted to President and Secretary Mr. Diebold served as Vice President of Sales where he was instrumental in increasing sales and managing the company to profitability.

William Slay

Mr. Slay was appointed to the Board of Directors in May of 2004. Mr. Slay is a Real Estate Property Manager and investor. Mr. Slay became associated with the Company, in January 2004, through his role as Vice President of Operations of Bold Communications, a company since merged into the Company, where he focused on the reduction of operating expenses, implementation of process improvement and improvements in customer service. Previously Mr. Slay served 15 years with LSG Sky Chefs as Director of Corporate Communications until his early retirement election in 2002.

Directors Compensation

Directors who are also officers of the Company receive no cash compensation for services as a director.  However,  the  directors  will be  reimbursed  for out-of-pocket  expenses  incurred in  connection  with  attendance  at board and committee meetings.

SECTION 16(a) REPORTING

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports.  Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for: Five Form 3’s reporting the initial beneficial ownership Mr. McLaughlin, Mr. Chambers, Mr. Mills, Mr. Diebold and Mr. Slay, respectively.

Code of Ethics

As of September 30, 2004 the Company had not yet adopted a formal code of ethics governing its executive officers and directors, primarily due to timing constraints involving the recent management change and assembling a new Board of Directors. Management plans to address this issue with its Board of Directors at a near term Board meeting.

ITEM 10. Executive Compensation.

Compensation paid to executive officers of the Company for the past three fiscal years is presented below.

					Long-Term Compensation Awards
Name & Principal Position	Year	Annual Compensation			Restricted Stock Awards ($)	All Other Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)

Dennis G. McLaughlin, III President, CEO and CFO	2004	—	—	—	—	—

John W. Mills, III Chief Operating Officer	2004	7,500	—	—	—	—

Kit Chambers Corporate Secretary	2004	—	—	—	—	—

John Perry,	2003	43,000	—	—	—	—
Former CEO, resigned 2004	2002	20,000	—	—	—	—

Frank Maas,	2003	43,000	—	—	—	—
Former Secretary	2002	—	—	—	—	—

James Ontiveros	2004	8,226	—	—	100,000	—
Former CEO, resigned 2004	2003	—	—	—	—	—
	2002	—	—	—	—	—

Don Dansby	2004	11,228	—	—	100,000	—
Former CFO, Secretary, Treasurer	2003	—	—	—	—	—
Resigned 2004	2002	—	—	—	—	—

Restricted stock awards for Mr. Ontiveros and Mr. Dansby are based on the April 2, 2004 closing price of $.10.

There have been no stock option or SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402 (c) or (d).

There have been no activities in these areas to date:

Retirement Plans

Termination Payments

Stock Option/SAR Grants

Aggregate/SAR Exercise and Fiscal Year-End Option/SAR Value

Long-Term Incentive Plan

Pension Plan

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of January 13, 2005, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company’s outstanding common stock.

Names and Address of Directors, Officers and 5% Stockholders	Shares Owned Number	Percent
John D. Diebold	953,626	* %
William R. Slay	319,959	* %
Christopher Chambers	0	0.00%
Dennis G. McLaughlin, III	0	0.00%
John W. Mills, III	0	0.00%
All Officers and Directors as a group (6 persons)	1,273,585	1.25%

Blue Ocean Technologies, LLC 3001 Knox Street, Suite 403 Dallas, Texas 75205	27,000,000	26.45%

Becky Dansby P.O. Box 1388 Bowie, Texas 76230	10,524,665	10.31%

James. E. Ontiveros	9,607,999	9.41%

Cecil R. Fenoglio P.O. Box 4443 Wichita Falls, Texas 76308	7,633,394	7.48%

* Indicates less than one percent (1%).

Except as set forth above and based solely upon reports of beneficial ownership required to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Rule 13d-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we do not believe that any other person beneficially owned, as of January 13, 2005, greater than 5% of the outstanding common stock.

ITEM 12. Certain Relationships and Related Transactions.

Fiscal 2004

During the fiscal year ended September 30, 2004, the Company received working capital in the form of loans from its Chief Operating Officer John W. Mills, III, totaling $112,343 plus accrued interest of $2,805. These loans bear interest ranging from 7% to 12% and include an 18% default provision. These loans are classified as current liabilities in the Company’s Balance Sheet.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective June 30, 2004. MAC initially received 4,500,000 of the Company’s common stock valued at $.05 per share to execute the agreement. On September 1, 2004 MAC received an additional 500,000 shares of the Company’s common stock valued at $.04 per the terms of the management services agreement. MAC also made loans to the Company totaling $90,751 plus accrued interest of $1,921 for working capital needs. These loans bear interest ranging from 7% to 12% and include an 18% default provision. These loans are classified as current liabilities on the Company’s Balance Sheet.

Former officers of the Company, James Ontiveros and Don Dansby each received 1,000,000 shares of restricted common stock, valued at the then market price of $.10 per share for back salaries and other considerations provided to the Company.

Fiscal 2003

Restated to reflect reverse stock slit

Quarter	Shares	Type	Price	Consideration Total
Quarter 1	281,100	S-8 Registered	1.1263	316,615
	44,500	Restricted	1.1124	49,500
Quarter 2	44,000	S-8 Registered	0.6200	27,280
		Restricted	0.4762	50,000
Quarter 3	232,100	S-8 Registered	0.1725	40,030
	105,000	Restricted	—	—
Quarter 4	1,720,000	S-8 Registered	0.1000	172,000
	4,995,091	Restricted	0.531	265,000
Total	7,421,791			920,425

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

(3) On June 5, 2003, 996,400 restricted shares were issued for a subscription $84,694 as part of the private placement. The shares involved are restricted “144” shares. As of this 9/30/03 all shares issue on 6/5/03 has been canceled for lack of complete payment. Only $20,000 was received and shares (276,817) were issued for that amount in Q4.

(4) The total of $124,694 also includes 350,000 shares of restricted stock issued as payment for services.

Between July 2003 and September 30, 2003, common stock was sold via a private placement to BOLD Communications Networks, LLC. The private placement was $250,000 for 4,750,000 common shares at $0.05 per share and 150,000 preferred shares at $0.10 per share. In September 2003, BOLD received 150,000 common shares in consideration of its preferred shares and another 359 common shares for the accrued interest. The total number of the Company's shares owned by BOLD as of September 30, 2003 was 4,850,359.

Don Dansby and James Ontiveros, Managers and majority owners of BOLD Communications Networks, LLC became Officers and Directors of the Company in August 2003. BOLD Controlled a Majority of the Stock and Controlled the Board of Directors at that time. James Ontiveros received $9,000 per month from the Company as base salary effective October 1, 2003 through June 30, 2004.

The Company held a Preferred Shareholder Special Meeting for Class A Preferred Shares in September 2003 to approve the conversion of Class A Preferred Stock to Common Stock on a 1:1 ratio. The conversion was approved. This resulted in corporate liabilities being reduced by approximately $200,000. This also resulted in 272,781 shares being issued for preferred stock held (1 to 1) and for dividends, and 480,986 common shares valued at $0.30 per share for a total of $144,295.

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

(1) Audited Financial Statements:  (See PART II ITEM 7)

(2) Additional financial schedules: None

(3) SK Exhibits (See Below

(4) Supplemental Oil and gas Information: None

Exhibit Number	Description

2.1

Securities Purchase Agreement dated June 30, 2004 by and among Reva, Inc., Blue Ocean Technologies, LLC and Outback Management Services, L.L.C. (filed as Exhibit 2.1 to the Company’s Form 8-K dated August 16, 2004 and incorporated herein by reference).

3.1	Articles of Incorporation of World Wide Video, Inc. (Colorado) (filed as Exhibit 3.1 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).
3.2	Bylaws of World Wide Video, Inc. (Colorado) (filed as Exhibit 3.2 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).
3.3	Articles of Incorporation of World Wide Video, Inc. (Virginia) (filed as Exhibit 3.3 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).
3.4	By laws of World Wide Video, Inc. (Virginia) (filed as Exhibit 3.4 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).
*3.5	Certificate of Incorporation of Blue Wireless & Data, Inc. (Delaware)
*3.6	Bylaws of Blue Wireless & Data, Inc. (Delaware)
4.1	World Wide Video, Inc 2001 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 dated November 7, 2001 and incorporated herein by reference).
4.2	World Wide Video, Inc 2002 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 dated April 4, 2002 and incorporated herein by reference).
4.3	World Wide Video, Inc 2003 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 dated July 25, 2002 and incorporated herein by reference).
4.4	2002 STOCK OPTION AND COMPENSATION PLANOF WORLD WIDE VIDEO, INC. (filed as Exhibit 4.1 to the Company’s Form S-8 dated October 9, 2002 and incorporated herein by reference).
4.5	2002 STOCK OPTION AND COMPENSATION PLANOF WORLD WIDE VIDEO, INC. (filed as Exhibit 4.1 to the Company’s Form S-8/A dated October 10, 2002 and incorporated herein by reference).
10.1.1	Agreement with National Executive Trade, Inc. (filed as Exhibit 10.1.1 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).
10.1.2	Agreement with Data Power, Inc. (filed as Exhibit 10.1.2 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).

10.2	Share Exchange Agreement. (filed as Exhibit 10.2 to the Company’s Form 10-SB/A (SEC ACCESSION NUMBER: 0001072588-99-000079) and as amended).
*10.3	Services Agreement between the Company and MAC Partners, LP dated June 30, 2004.
*10.4	Agreement and Plan of Merger dated October 4, 2004.
24	Power of Attorney (set forth on the signature page of this Form 10-KSB).
*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

Reports on Form 8-K for the quarter ending September 30, 2004:

Date of Filing	Subject
August 16, 2004	Change in control of registrant.
August 17, 2004	Other events, changes in management of the Company.

ITEM 14. Principal Accountant Fees and Services.

Audit Fee:.  Davis, Kinard, & Co., P.C. billed the Company $12,500 for the 2003 audit, which was paid after the September 30, 2003 audit. Fees incurred in the fiscal year ended September 30, 2004 include $5,500 for review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended December 31, 2003, March 31, 2004, and June 30, 2004. The  Company’s previous auditor,  Thompson,  Greenspan & Co. billed the Company  $21,764.37 for the  2002  audited  which  was  paid in  2003.  For the  following  professional services: audit for the annual financial statement of the Company for the fiscal year ended  September  30, 2003 and review of the interim  financial  statements included in quarterly  reports on Form 10-QSB for the periods ended  December 31, 2002, March 31, 2003, and June 30, 2003.

Tax Fees: Tax related fees in fiscal 2004 included $1,400 billed by Davis, Kinard, & Co., P.C. for preparation of Form 1065 for Bold Communications Network, LLC.

All Other Fees: Not applicable.

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit years 2004 and 2003. All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on January 13, 2005.

BLUE WIRELESS & DATA, INC.

By:	/s/ DENNIS G. MCLAUGHLIN, III
Dennis G. McLaughlin, III
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Dennis G. McLaughlin, III such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III	Chief Executive Officer, Chief Financial Officer and Chairman	January 13, 2005
James T. Taylor

/s/ JOHN W. MILLS, III	Vice President, Chief Operating Officer and Director	January 13, 2005
John W. Mills, III

/s/ KIT CHAMBERS	Corporate Secretary and Director	January 13, 2005
Kit Chambers

/s/ JOHN D. DIEBOLD	Director	January 13, 2005
John D. Diebold

/s/ WILLIAM R. SLAY	Director	January 13, 2005
William R. Slay

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2004

BLUE WIRELESS & DATA, INC.

DALLAS, TEXAS

FORM 10-KSB—ITEM 7

Blue Wireless & Data, Inc.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Blue Wireless & Data, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors

Blue Wireless & Data, Inc.

We have audited the accompanying balance sheets of Blue Wireless & Data, Inc. (the Company) as of September 30, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Wireless & Data, Inc. at September 30, 2004 and 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered continued losses that raise substantial doubt about is ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DAVIS, KINARD & CO. P.C.

January 13, 2005
Abilene, Texas

BLUE WIRELESS & DATA, INC. BALANCE SHEETS

	September 30,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$—	$105,543
Investment in marketable equity securities	65,000	—
Trade accounts receivable	30,106	—
Other current assets	4,435	—
Total Current Assets	99,541	105,543
Property and equipment, net	493,768	14,495
Intangible assets	1,436,377	—
Deposits	1,340	—
	$2,031,026	$120,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$342,140	$194,262
Due to officers and employees	—	108,926
Bank overdraft	14,407	—
Current portion of long-term debt	302,455	—
Current maturities of indebtedness to related parties	248,948	—
Accrued acquisition cost	114,094	—
Note payable – other	18,457	—
Total Current Liabilities	1,040,501	303,188
Long-term debt	79,972	—
Total Liabilities	1,120,473	303,188

Stockholders’ Equity (Deficit)
Common stock, $.01 par value; 100,000,000 shares authorized; 12,109,538 shares issued and 88,700,533 and 8,680,829 shares outstanding at September 30, 2004 and 2003, respectively	$887,005	$86,808
Cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 805,000 shares issued and outstanding at September 30, 2004	8,050	—
Additional paid-in capital	7,676,323	5,814,477
Accumulated deficit	(7,411,136)	(6,084,435)
Common stock issued for future services	(327,689)	—
Common stock to be issued	3,000	—
Convertible preferred stock to be issued	75,000	—
Total Stockholders’ Equity (Deficit)	910,553	(183,150)
	$2,031,026	$120,038

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2004	2003

Sales	$214,786	$51,809

Product Development Cost:
Salaries and benefits	39,418	123,468
Subcontractors	—	34,587
Other developmental costs	—	12,964
Total product development cost	39,418	171,019

Operating Expenses:
Salaries and benefits	857,207	—
Office	41,657	4,633
Marketing and sales	19,031	58,661
Professional services	427,768	620,365
Occupancy	47,850	52,343
Depreciation and amortization	118,346	71,540
Utilities and telephone	49,114	38,963
Equipment rental, lease and cost	167,579	—
Adjustment of assets and (liabilities), net	(385,680)	252,530
Other	79,977	40,786
Total operating expense	1,422,849	1,139,821
Total costs and expenses	1,462,267	1,310,840
Operating loss	(1,247,481)	(1,259,031)
Interest expense	(67,715)	—
Other income, (expense), net	(11,505)	210,871
Loss from operations before income taxes	(1,326,701)	(1,048,160)
Income taxes	—	—
Net loss	(1,326,701)	(1,048,160)
Dividends, preferred stock	—	33,297
Loss available to common shareholders	$(1,326,701)	$(1,081,457)

Loss per common share:

Basic and diluted	$(0.03)	$(0.76)

Weighted average shares:
Basic and diluted	40,968,071	1,425,989

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Cumulative Preferred Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Convertible Preferred Stock To Be Issued	Common Stock To Be Issued	Unearned Compensation	Accumulated Deficit	Totals
Balance September 30, 2002	$4,646	$1,894	$4,954,770	$—	$—	$—	$(163,958)	$(5,002,978)	$(205,626)
Common stock issued for services	22,772	—	533,153	—	—	—	—	—	555,925
Sale of common stock	51,446	—	313,054	—	—	—	—	—	364,500
Sale of preferred stock	—	1,500	13,500	—	—	—	—	—	15,000
Preferred stock returned	—	(666)	—	—	—	—	—	—	(666)
Dividend, cumulative preferred stock	—	4,809	—	—	—	—	—	(33,297)	(28,488)
Conversion of preferred stock to common stock	7,537	(7,537)	—	—	—	—	—	—	—
Rounding, stock split	407	—	—	—	—	—	—	—	407
Cancellation unearned compensation	—	—	—	—	—	—	163,958	—	163,958
Net and comprehensive loss	—	—	—	—	—	—	—	(1,048,160)	(1,048,160)
Balance September 30, 2003	86,808	—	5,814,477	—	—	—	—	(6,084,435)	(183,150)
Common stock issued for services and to retire liabilities	147,197	—	843,763	—	—	—	—	—	990,960
Common stock issued in acquisition of assets	38,000	—	152,000	—	—	—	—	—	190,000
Common stock issued in acquisitions	620,000	—	743,647	—	—	—	—	—	1,363,647
Cumulative preferred stock issued	—	3,050	25,950	—	—	—	—	—	29,000
Common stock issued for services	—	—	—	(327,689)	—	—	—	—	(327,689)
Convertible preferred stock to be issued	—	—		—	75,000	—	—	—	75,000
Capital investments	—	—	46,486	—	—	—	—	—	46,486
Common stock to be issued	—	—		—	—	3,000	—	—	3,000
Cancel common stock and reissue convertible preferred stock	(5,000)	5,000	50,000	—	—	—	—	—	50,000
Net and comprehensive loss	—	—	—	—	—	—	—	(1,326,701)	(1,326,701)
Balance September 30, 2004	$887,005	$8,050	$7,676,323	$(327,689)	$75,000	$3,000	$—	$(7,411,136)	$910,553

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2004	2003

Cash Flows from Operating Activities:
Net loss	$(1,326,701)	$(1,048,160)
Non-cash items included in net loss:
Depreciation and amortization	118,346	71,540
Contributed services	982,148	555,925
Loss on disposal of equipment	704	2,549
Inventory write-down	—	252,530
Bad debt	33,542	—
Write-down marketable equity securities	10,000
Other	(16,046)	24,331

Changes in assets and liabilities:
Decrease (increase) in:
Inventory	—	(11,383)
Accounts receivable	(51,905)	—
Prepaid and other assets	(2,775)	2,760
Advances and other receivables	—	22,561
Marketable equity securities	(75,000)

Increase (decrease) in:
Accounts payable and accrued expenses	(128,073)	15,812
Due to officers and employees	(108,926)	(160,833)
Net cash used in operating activities	(564,686)	(272,368)

Cash Flows From Investing Activities:
Cash paid in acquisition of assets	(25,000)	—
Cash acquired in acquisitions	30,355	—
Purchase of equipment and software	(47,146)	(2,926)
Net cash used in investing activities	(41,791)	(2,926)

Cash Flows From Financing Activities:
Proceeds from notes payable	126,500	—
Proceeds from capital investments	46,486	—
Proceeds from sales of common stock	—	364,500
Proceeds from the sales of preferred stock	79,000	15,000
Proceeds from related party debt	248,948	—
Deposits	—	—
Net cash provided by financing activities	500,934	379,500

Net (decrease) increase in cash	(105,543)	104,206

Cash and cash equivalents
Beginning of year	105,543	1,337
End of year	$—	$105,543

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC.

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2004

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose

Blue Wireless & Data, Inc. (“the Company”) (formerly Reva, Inc.) was originally organized under the laws of the Commonwealth of Virginia on July 16, 1997.  On April 9, 1998, the Company was reincorporated in the State of Colorado.  The Company provides high speed wireless internet services to customers in rural communities in the State of Texas.  The Company relocated its operations from Culpeper, Virginia to Roanoke, Texas during the year ended September 30, 2003. In July of 2004, the Company came under new management and the corporate offices were relocated to Dallas, Texas.

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at September 30, 2004 and 2003 and the results of operations and changes in cash flows for the fiscal years ended September 30, 2004 and 2003.  The accounting and reporting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate for its industry.  Revenue is recognized when earned in accordance with the accrual basis of accounting.  These policies are summarized below.

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

The Company’s financial instruments include notes payable and marketable equity securities. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms. The Company’s investment in marketable equity securities are classified as trading, whereby unrealized gains or losses are recognized currently in the statement of operations.  At September 30, 2004, the Company was carrying marketable equity securities with an approximate fair value of $65,000.  An unrealized loss related to these securities of $10,000 has been recognized in the statement of operations in the year ended September 30, 2004.

Cash and Cash Equivalents

The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing or financing activities.

Accounts Receivable

At September 30, 2004, the amounts carried in accounts receivable were considered by management to be collectible in full.  Uncollectible receivables are charged against income using the direct write-off method, which approximates the allowance method.

Income Tax and Interest Paid

There were no income taxes or interest paid during the years ended September 30, 2004 and 2003.

Inventory

Inventory, consisting of items utilized in providing wireless internet services, were acquired from Regional Wireless Networks (See note 5), and are carried at the lower of cost (first in, first out) or market. At September 30, 2004 there was approximately $3,000 of inventory related to this equipment. This inventory amount is classified on the Company’s balance sheet under the caption “Other current assets”.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were insignificant in the years ended September 30, 2004, and 2003.

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

Technology Licenses

The Company capitalizes technology licenses. Technology licenses are carried at cost less accumulated amortization. Amortization is taken on the straight-line basis over three to five years. The licenses were fully amortized at September 30, 2003. Amortization expense for the year ended September 30, 2003 was $13,125.

Income Taxes

The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at September 30, 2004 and 2003, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $7.4 million expire in the years 2012 through 2019.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the years ended September 30, 2004 and 2003.  Note 8 provides additional information on the Company’s stock option plan.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  The weighted average shares for the year ended

September 30, 2003 have been restated to reflect the 100 to 1 reverse stock split effected in the year ended September 30, 2003.  Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year.  Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock and stock options having a dilutive effect.  The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends.  Potential common shares were not included in the computations of net loss per share because the effect on the calculations would be antidilutive.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. At September 30, 2004 and 2003 comprehensive loss was equal to net loss.

Write Down Of Assets And Liabilities, Net

New management assumed control of the Company effective July 1, 2004. One of management’s first objectives was to analyze the internal operations of the Company. Extensive internal audits of the Company’s accounts receivable, including its customer base, reconciliation of accounts payable, including amounts owed to vendors and its senior lender, uncovered errors in many accounts. The Company has made an entry to adjust the net assets and liabilities to reflect their true makeup. This adjustment decreased the net loss realized by the Company during fiscal 2004 by $385,680.

During fiscal 2003, the Company wrote down its inventory totaling $252,530.

2.  GOING CONCERN AND MANAGEMENT PLANS

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and use these sources of capital to grow and enhance its regional wireless broadband network. During the third quarter ended June 30, 2004 the Company completed the merger with Bold Wireless Networks, Inc. (“Bold”), and the acquisition of Blue Ocean Wireless, Inc. (“BOW”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company. The Company has also continued to raise capital through a variety of private securities offerings of both preferred and common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the year ended September 30, 2004, the Company continued to seek financing from private placements and seek acquisitions to expand its wireless broadband network and revenue customer base. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, an event of default would occur and could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company’s senior lender would be able to foreclose on the Company’s secured assets.

3.  PROPERTY AND EQUIPMENT

Property and equipment are summarized at September 30, 2004 and 2003, as follows:

	September 30,
	2004	2003

Broadband equipment	$170,413	$—
Computer equipment	116,360	128,149
Machinery and equipment	173,241	2,374
Office furniture and artwork	21,559	15,451
Transportation equipment	7,200	—
Installation equipment	205,597	—
Transmission equipment	51,321	—
	$745,691	$145,974
Less accumulated depreciation and amortization	(251,923)	(131,479)
	$493,768	$14,495

Depreciation expense for the years ended September 30, 2004 and 2003, was $118,346 and $71,540, respectively.

4.  ACQUISITIONS

Effective April 2, 2004 the Company finalized its negotiations and formally merged the operations of Bold into the Company. To effect the merger, the Company issued 32,000,000 shares of common stock to the members of Bold.  This represented 37% of the outstanding voting securities of the Company. No member received more than 10% of the outstanding voting securities of the Company as a result of this transaction. Another effect of the merger was the addition of sustainable operating revenue from Bold’s current customer base approximating $50,000 per quarter.  Since the merger was between entities under common control, the business combination was accounted for in a manner similar to a pooling of interest, whereby the net assets and liabilities of Bold were merged into the Company at their carrying value.

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

Year Ended September 30, 2004

Net loss, as reported (includes Bold activity since acquisition date)	$(1,326,701)
Additional estimated Bold net loss (prior to acquisition date)	(170,000)

Pro-forma net loss	$(1,496,701)

Weighted average shares outstanding	40,968,071
Adjustment to reflect common stock issued to Bold members	14,688,525

Pro-forma weighted average shares outstanding	55,656,596

Loss per share, as reported	$(.03)

Pro-forma loss per share	$(.03)

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

Year Ended
September 30, 2004

Net loss, as reported	$(1,326,701)
Additional estimated BOW net loss	(24,000)

Pro-forma net loss	$(1,350,701)

Weighted average shares outstanding	40,968,071
Adjustment to reflect common stock issued to Bold members	22,377,049

Pro-forma weighted average shares outstanding	63,345,120

Loss per share, as reported	$(.03)

Pro-forma loss per share	$(.02)

5.  ACQUISITON OF ASSETS

The Company completed an acquisition of certain assets from Regional Wireless Networks (“RWN”) in January 2004.  The assets acquired from RWN are primarily located in Wichita Falls, Texas and consisted of equipment, contracts and other intangible assets utilized in generating revenue from wireless internet contracts.  The acquired assets increased the operating revenue of the Company by approximating $30,000 per quarter.  The agreement to acquire the assets called for cash payments of $105,000 and the issuance of 3,800,000 shares of common stock of the Company valued at $190,000 at the closing date. Additionally, the agreement guarantees the value of the common stock issued to amount to $450,000 on January 31, 2005.  The agreement calls for any difference in value to be paid to the seller in cash.  This contingent consideration has not been reflected in the cost of the assets acquired.  The excess of cost over fair value of the assets acquired has been recorded as intangible assets.  A portion of the intangible assets acquired, consisting of a non-compete agreement, amounted to $1,000.  The balance of the excess of cost over the fair value of the assets acquired, amounting to $247,058 has been recorded as goodwill.  Goodwill recorded will be accounted for in accordance with SFAS No. 142.  Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually.

Cash flow and other information relative to the acquired assets follows:

Approximate fair value of identifiable assets acquired:
Equipment	$46,922
Inventory	3,000
Non-compete agreement	1,000
Cash paid for acquisition of assets	25,000
Amount payable for acquisition of assets at March 31, 2004	80,000

No liabilities of RWN were assumed in the acquisition of assets.  To reach the guaranteed value of the common stock issued in the acquisition of RWN assets, the Company's stock would have to have a value of approximately $.12 per share on January 31, 2005.

During the year ended September 30, 2004 the Company re-evaluated the inventory related to the RWN purchase and subsequently reclassified $102,000 of the inventory to property and equipment as it was determined that this equipment had been deployed. Also, the Company accrued $34,000 of interest and late fees related to the $80,000 amount owed due to the terms of the purchase agreement.

6.  EQUITY TRANSACTIONS

During the year ended September 30, 2004, the Company issued 805,000 shares of its Series B cumulative preferred stock through private placements. 730,000 shares of Series B cumulative preferred stock were issued at a price of $.10 per share for total proceeds of $73,000. 75,000 shares of Series B cumulative preferred stock were issued at a price of $.08 per share resulting in total proceeds of $6,000. The cumulative preferred stock earns a dividend at the rate of 6 percent per annum, payable semi-annually.  At September 30, 2004, 805,000 shares of cumulative Series B preferred stock were outstanding. In October of 2004, the Company marketed a second private placement consisting of Series C convertible preferred stock. To date the Company has sold 200,000 shares at a price of $1.00 per share resulting in proceeds of $125,000 and marketable equity securities valued at $75,000. The proceeds of $125,000 were used to facilitate working capital needs during the first quarter ended December 31, 2004. The marketable equity securities are being liquidated periodically to facilitate working capital needs.

During the years ended September 30, 2004 and 2003, the Company entered into several agreements in which shares were exchanged for services.  Stock issued in connection with these services was valued at the current sales price of common stock.  On April 2, 2004, the Company issued 6,330,000 shares of common stock valued at $.10 per share to various employees and consultants for past services.  Since the service period occurred prior to the issuance of these shares, the Company recognized $546,235 in expense in the three months ended March 31, 2004 related to the issuance of these shares.  $86,765 of the share value was used to reduce previously recorded liabilities.

In addition, effective June 30, 2004, the Company issued 4,500,000 shares of common stock in connection with the execution of a service agreement between the Company and MAC Partners LP (“MAC”). The service agreement allows MAC to provide management and administrative services as well as providing access to various forms of capital investments designed to infuse working capital into the Company. At September 30, 2004, MAC had been issued a total of 5,000,000 shares of common stock for its management services.

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

In July 1999, the Company commenced a private offering of 150,000 cumulative Series A preferred shares at $6.00 per unit.  During the year ended September 30, 2002, the Company commenced a similar private offering of 150,000 cumulative Series A preferred shares.  The Series A preferred stock earned a dividend at the rate of 6 percent per annum, payable semi-annually.  The Board, exercising its discretion, redeemed all Series A preferred shares by exchanging one share of common stock for each share of preferred stock outstanding on September 16, 2003.

7.  OPERATING LEASES

The Company entered into lease agreements for office in Texas.  The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. Rent expense was $47,850 and $48,742 for the years ended September 30, 2004 and 2003.

The Company entered into an agreement, effective September 30, 2004, for roof access within the city of Iowa Park, Texas.  The agreement terms specify six monthly installments of $425 per month.

The following is a schedule of future minimum rent payments due:

Year ending September 30:

2005	$24,750
2006	1,850
$26,600

The Company has entered into various lease agreements, primarily to provide signal generation.  These agreements are short-term in nature, generally month to month, with no agreement containing a commitment longer than six months.

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

The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):

	Number of Shares	Option Price

Outstanding, September 30, 2001	990	$.10

Granted	2,000
Exercised	(650)
Canceled or expired	(200)

Outstanding, September 30, 2002	2,140

Granted	—
Exercised	—
Canceled or expired	—

Outstanding, September 30, 2003	2,140

Granted	—
Exercised	—
Canceled or expired	—

Outstanding, September 30, 2004	2,140

The vesting period of the remaining options is as follows:

Vested and exercisable	2,140

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123.  The fair value of the options vested and exercisable is immaterial as of September 30, 2004 and 2003.

9.  NOTES PAYABLE

At September 30, 2004 the Company maintained notes payable due to its senior lender currently carrying a principal balance of $382,427 and accrued interest of $11,958. Of this principal amount $302,455 is due within twelve months and is shown as current liabilities on the Company’s Balance Sheet.

The notes bear terms as follows:

Principal and interest balance of $306,487. During December of 2004, the Company made a $100,000 payment on this note and refinanced the principal balance of $200,000. The terms of this note $200,000 note bears interest at 8% with a maturity date of March 15, 2005.

Principal and interest balance of $2,544. This note bears interest at 12% with a maturity date of January 10, 2005. The Company is in negotiations with its senior lender regarding this note.

Principal and interest balance of $24,606. This note bears interest at 7.25% with a maturity date of April 1, 2008.

Principal and interest balance of $35,999. This note bears interest at 6.60% with a maturity date of July 23, 2008.

Principal and interest balance of $24,749. This note bears interest at 4.50% with a maturity date of November 15, 2008.

At September 30, 2004 the Company had notes payable with a principal balance totaling $90,750 due to MAC for capital infusions made directly by MAC. These notes bear interest ranging from 7% to 12% per annum. Accrued interest on these notes totaled $1,921 at September 30, 2004.

At September 30, 2004 the Company had notes payable with a principal balance totaling $112,343 due to its chief operating officer for capital infusions made directly by its officer. These notes bear interest ranging from 7% to 12% per annum. Accrued interest on these notes totaled $2,805 at September 30, 2004.

10. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2004 the Company’s chief operating officer made loans to the Company totaling $112,343. These loans were for necessary working capital to maintain the Company’s wireless broadband network. These loans bear interest ranging from 7% to 12% and include an 18% default provision. These loans are classified as current liabilities on the Company’s Balance Sheet.

The Company entered into a management services agreement with MAC Partners, LP (“MAC”) effective June 30, 2004.    MAC initially received 4,500,000 of the Company’s common stock valued at $.05 per share to execute the agreement. On September 1, 2004 MAC received an additional 500,000 shares of the Company’s common stock valued at $.04 per the terms of the management services agreement. MAC also made loans to the Company totaling $90,751 for working capital needs. These loans bear interest ranging from 7% to 12% and include an 18% default provision. These loans are classified as current liabilities on the Company’s Balance Sheet.

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

11. COMMITMENTS AND CONTINGENCIES

The Company has become subject to various other claims and other legal matters in the course of conducting its business. The Company believes that neither such claims and other legal matters nor the cost of prosecuting and/or defending such claims and other legal matters will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash transactions are summarized as follows:

	Year Ended September 30,
	2004	2003	2002

Common stock issued to retire liabilities	$126,623	$—	$—
Common stock issued for services	$982,148	$555,925	$1,298,662
Common stock issued in acquisition of assets	$190,000	$—	$—
Common stock issued in acquisitions	$1,363,647	$—	$—
Preferred stock converted to common stock	$—	$7,537	$—
Preferred stock dividend paid with common stock	$—	$144,295	$—
Preferred dividends payable	$—	$144,295	$63,251

13. SUBSEQUENT EVENTS

On October 20, 2004, the Company executed a Membership Interests Purchase Agreement to acquire 100% membership interest in Palancar Broadband LLC, a Texas limited liability company, for 1,000,000 shares of its restricted common stock. As of January 13, 2005, the Company is in the process of completing final arrangements with Palancar Broadband LLC.

The Company has entered into four separate Letters of Intent to acquire small regional wireless networks. These regional wireless networks, if acquired, would expand the Company's current network and increase area coverage and customer revenue base. The Company plans to close on some or all of these Letters of Intent during the second quarter of its fiscal year end September 30, 2005.