Form 10QSB
period 2004-12-31
Blue Wireless & Data, Inc.
filed 2005-02-22
CIK 1086519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26235

Blue Wireless & Data, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1921580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 401
Dallas, TX 75205
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

As of February 18, 2005 there were 189,314,315 shares of the registrant’s common stock outstanding and 805,000 of the registrant’s preferred stock outstanding.

BLUE WIRELESS & DATA, INC. BALANCE SHEETS

	December 31, 2004	September 30, 2004

ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Investment in marketable equity securities	8,183	65,000
Trade accounts receivable	60,542	30,106
Other current assets	4,254	4,435
Total Current Assets	72,979	99,541
Property and equipment, net	447,976	493,768
Intangible assets	1,436,377	1,436,377
Deposits	1,340	1,340
	$1,958,672	$2,031,026

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$429,731	$342,140
Bank overdraft	13,688	14,407
Current portion of long-term debt	234,255	302,455
Current maturities of indebtedness to related parties	413,041	248,948
Accrued acquisition cost	284,000	114,094
Note payable – other	8,478	18,457
Total Current Liabilities	1,383,193	1,040,501
Long-term debt	79,972	79,972
Total Liabilities	1,463,165	1,120,473

Stockholders’ Equity
Common stock, $.01 par value; 100,000,000 shares authorized; and 99,833,866 and 88,700,533 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	$998,339	$887,005
Cumulative preferred stock, $.01 par value; 10,000,000 shares authorized; 805,000 shares issued and outstanding at December 31, 2004 and September 30,2004, respectively	8,050	8,050
Additional paid-in capital	7,980,989	7,676,323
Accumulated deficit	(8,137,338)	(7,411,136)
Common stock issued for future services	(580,033)	(327,689)
Common stock to be issued	25,500	3,000
Convertible preferred stock to be issued	200,000	75,000
Total Stockholders’ Equity	495,507	910,553
	$1,958,672	$2,031,026

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2004	2003

Sales	$110,881	$—

Operating Expenses:
Salaries and benefits	87,235	—
Office	12,040	96,074
Marketing and sales	1,516	691
Professional services	489,804	77,498
Occupancy	4,897	9,825
Depreciation and amortization	62,524	4,068
Utilities and telephone	6,029	4,067
Equipment rental, lease and cost	86,799	—
Insurance	20,618	—
Other	14,668	37,036
Total operating expense	786,130	229,259
Operating loss	(675,249)	(229,259)
Interest expense	(21,716)	—
Other expense, net	(29,237)	(1,160)
Loss from operations before income taxes	(726,202)	(230,419)
Income taxes	—	—
Net loss	$(726,202)	$(239,419)

Loss per common share:

Basic and diluted	$(0.01)	$(0.03)

Weighted average shares:
Basic and diluted	94,868,287	8,813,220

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Cumulative Preferred Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Convertible Preferred Stock To Be Issued	Common Stock To Be Issued	Accumulated Deficit	Totals
Balance September 30, 2003	$86,808	$—	$5,814,477	$—	$—	$—	$(6,084,435)	$(183,150)
Common stock issued for services and to retire liabilities	147,197	—	843,763	—	—	—	—	990,960
Common stock issued in acquisition of assets	38,000	—	152,000	—	—	—	—	190,000
Common stock issued in acquisitions	620,000	—	743,647	—	—	—	—	1,363,647
Cumulative preferred stock issued	—	3,050	25,950	—	—	—	—	29,000
Common stock issued for future services	—	—	—	(327,689)	—	—	—	(327,689)
Convertible preferred stock to be issued	—	—		—	75,000	—	—	75,000
Capital investments	—	—	46,486	—	—	—	—	46,486
Common stock to be issued	—	—		—	—	3,000	—	3,000
Cancel common stock and reissue convertible preferred stock	(5,000)	5,000	50,000	—	—	—	—	50,000
Net and comprehensive loss	—	—	—	—	—	—	(1,326,701)	(1,326,701)
Balance September 30, 2004	887,005	8,050	7,676,323	(327,689)	75,000	3,000	(7,411,136)	910,553
Common stock issued for future services	—	—	—	(252,344)	—	—	—	(252,344)
Common stock issued in acquisitions	10,000	—	(10,000)	—	—	—	—	—
Convertible preferred stock to be issued	—	—	—	—	125,000	—	—	125,000
Common stock issued for services	101,000	—	315,000	—	—	—	—	416,000
Issuance of common stock	334	—	(334)	—	—	—	—	—
Common stock to be issued	—	—	—	—	—	22,500	—	22,500
Net and comprehensive loss	—	—	—	—	—	—	(726,202)	(726,202)
Balance December 31, 2004	$998,339	$8,050	$7,980,989	$(580,033)	$200,000	$25,500	$(8,137,338)	$495,507

See accompanying notes to financial statements

BLUE WIRELESS & DATA, INC. STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31, 2004	December 31, 2003

Cash Flows from Operating Activities:
Net loss	$(726,202)	$(230,419)
Non-cash items included in net loss:
Depreciation and amortization	62,524	4,068
Common stock issued for services	416,000	29,000
Common stock issued for future services	(252,344)	—
Common stock to be issued	22,500	—
Write-down marketable equity securities	23,317	—
Other	1,550	—

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(30,436)	—
Prepaid and other assets	181	(25,000)

Increase (decrease) in:
Accounts payable and accrued expenses	313,778	73,970
Due to officers and employees	—	(26,500)
Net cash used in operating activities	(169,132)	(174,881)

Cash Flows From Investing Activities:
Proceeds from sale of marketable equity securities	31,950	—
Purchase of equipment and software	(16,732)	(29,162)
Net cash provided by (used in) investing activities	15,218	(29,162)

Cash Flows From Financing Activities:
Proceeds from notes payable	—	98,500
Proceeds from related party debt	107,097	—
Repayments of long-term debt	(78,183)	—
Proceeds from the sales of preferred stock	125,000	—
Net cash provided by financing activities	153,914	98,500

Net decrease in cash	—	(105,543)

Cash and cash equivalents
Beginning of year	—	105,543
End of year	$—	$—

See accompanying notes to financial statements.

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

In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto. The accounting and reporting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate for its industry. Revenue is recognized when earned in accordance with the accrual basis of accounting. These policies are summarized below.

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

The Company’s financial instruments include notes payable and marketable equity securities. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms. The Company’s investment in marketable equity securities are classified as trading, whereby unrealized gains or losses are recognized currently in the statement of operations. At December 31, 2004, the Company was carrying marketable equity securities with an approximate fair value of $8,183. An unrealized loss related to these securities of $23,317 has been recognized in the statement of operations for the three months ended December 31, 2004.

Cash and Cash Equivalents

The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing or financing activities.

Accounts Receivable

At December 31, 2004, the amounts carried in accounts receivable were considered by management to be collectible in full. Uncollectible receivables are charged against income using the direct write-off method, which approximates the allowance method.

Income Tax and Interest Paid

There were no income taxes or interest paid during the three months ended December 31, 2004 and 2003.

Inventory

Inventory, consisting of items utilized in providing wireless internet services are carried at the lower of cost (first in, first out) or market. At December 31, 2004 there was approximately $3,000 of inventory related to this equipment. This inventory amount is classified on the Company’s balance sheet under the caption “Other current assets”.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were insignificant for the three months ended December 31, 2004 and 2003.

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

Income Taxes

The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs. Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability. Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at December 31, 2004 and 2003, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $7.4 million expire in the years 2012 through 2019.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the three months ended December 31, 2004 and 2003. Note 7 provides additional information on the Company’s stock option plan.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). The weighted average shares for the three months ended December 31, 2003 have been restated to reflect the 100 to 1 reverse stock split effected in the year ended September 30, 2003. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding convertible cumulative preferred stock and stock options having a dilutive effect. The numerators for each period presented are equal to the reported net loss plus cumulative preferred dividends. Potential common shares were not included in the computations of net loss per share because the effect on the calculations would be antidilutive.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. At December 31, 2004 and 2003 comprehensive loss was equal to net loss.

2. GOING CONCERN AND MANAGEMENT PLANS

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million. In the three months ended December 31, 2004, the Company recorded a net loss of $0.7 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and use these sources of capital to complete products in development and bring the products to market. During the first quarter ended December 31, 2004 the Company completed the acquisition of Palancar Broadband LLC, a Texas limited liability company. In addition effective January 26, 2005 the Company completed the acquisition of Gerdes Web Services, LLC, a Texas limited liability company. Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company. The Company has also continued to raise capital through a variety of private securities offerings of both preferred and common stock.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the three months ended December 31, 2004, the Company continued to seek financing from private placements and seek acquisitions to expand its wireless broadband network and revenue customer base. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

3. ACQUISITIONS

Effective October 20, 2004 the Company acquired the entire membership interest of Palancar Broadband LLC, a Texas limited liability company (“Palancar”). To effect the acquisition, the Company issued 1,000,000 shares of common stock, valued at $.03 per share, to the sole member of Palancar. Effective December 1, 2004, the Company added sustainable operating revenue from Palancar’s current customer base approximating $13,500 per quarter. However, the Company has yet to receive from Palancar the final purchased financial statements. The Company is in mediation to secure these documents from Palancar. Once these documents have been obtained the Company will account for the acquisition using the purchase method of accounting.

Effective January 26, 2005 the Company acquired the entire membership interest of Gerdes Web Services, LLC, a Texas limited liability company (“Gerdes”). To effect the acquisition, the Company issued 1,500,000 shares of its common stock, valued at $.03 per share, and $50,000 in cash. The $50,000 in cash was payable in installments of $2,000, which was paid at closing, $4,000, which was paid February 2, 2005 and $44,000 to be paid thirty days after the closing date. Another effect of the acquisition was the expansion of the Company’s broadband and wireless division, as well as its coverage of wireless communications customers in the North Texas area. Sustainable operating revenue from Gerdes current customer base is approximately $16,000 per quarter. This acquisition was accounted for using the purchase method of accounting, whereby the net assets and liabilities of Gerdes are recorded at their fair value and any excess of purchase price over that fair value was recorded as intangible assets in the Company’s Balance Sheet.

The following is a condensed balance sheet disclosing the actual fair values of Gerdes assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$523
Accounts receivable	1,694
Intangible asset	96,101

Total assets	$98,318

LIABILITIES AND EQUITY

Accounts payable and accrued expenses	$3,318
Equity	95,000

Total liabilities and equity	$98,318

The following represents the approximate pro-forma effect assuming the merger with Gerdes had occurred on October 1, 2004, the beginning of the Company’s current fiscal year.

Three Months Ended December 31, 2004
Net loss, as reported	$(557,246)
Pro-forma net loss	$(541,246)

Weighted average shares outstanding	94,868,287
Adjustment to reflect common stock issued to Gerdes	1,500,000
Pro-forma weighted average shares outstanding	96,368,287

Loss per share, as reported	$(.01)
Pro-forma loss per share	$(.01)

Cash flow information relative to the acquisition of Gerdes:

Fair value of assets acquired	$93,318
Cash paid	(2,000)
Liabilities assumed	$91,318

4. ACQUISITION OF ASSETS

In January 2004, the Company completed an acquisition of certain assets from Regional Wireless Networks ("RWN").  The assets acquired from RWN are primarily located in Wichita Falls, Texas and consisted of equipment, contracts and other intangible assets utilized in generating revenue from wireless internet contracts.  The agreement to acquire the assets called for cash payments of $105,000 and the issuance of 3,800,000 shares of common stock of the Company valued at $190,000 at the closing date.  Additionally, the agreement guarantees the value of the common stock issued to amount to $450,000 on February 2, 2005.  The agreement called for any difference in value to be paid to the seller in cash.  At February 2, 2005 the value of the stock was $76,000 and the Company owed the seller approximately $124,000 in principle, interest and late fees on the original cash payments.  On February 22, 2005 the Company and the seller reached an agreement to settle the amounts owed to seller for $284,000.  The terms of this agreement call for the $284,000 to be paid out in equal installments over 18 months in either cash or the Company's common stock at the discretion of the Company.  In addition, the seller has agreed to return 3,800,000 shares of the Company's common stock to the Company.

5. EQUITY TRANSACTIONS

During the three months ended December 31, 2004, the Company issued 1,000,000 shares of its common stock to acquire the entire membership interest of Palancar. In addition, 10,100,000 shares of common stock were issued for consulting and professional services.

The Company was able to raise $125,000 during quarter ended December 31, 2004, through the sale of 125,000 shares of convertible preferred stock contained in a private placement memorandum.

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

6. OPERATING LEASES

The Company entered into lease agreements for office in Texas. The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. Rent expense was $4,897 and $9,825 for the three months ended December 31, 2004 and 2003.

The Company entered into an agreement, effective September 30, 2004, for roof access with the city of Iowa Park, Texas. The agreement terms specify six monthly installments of $425 per month.

The following is a schedule of future minimum rent payments due:

Year ending September 30:

2005	$24,750
2006	1,850
$26,600

The Company has entered into various lease agreements, primarily to provide signal generation. These agreements are short-term in nature, generally month to month, with no agreement containing a commitment longer than six months. During the first quarter ended December 31, 2004, the Company incurred rent expense of $11,175 on these short-term leases.

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

The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):

	Number of Shares	Option Price

Outstanding, September 30, 2004	2,140	$10

Granted	—
Exercised	—
Canceled or expired	—

Outstanding, December 31, 2004	2,140

The vesting period of the remaining options is as follows:

Vested and exercisable	2,140

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123. The fair value of the options vested and exercisable is immaterial as of December 31, 2004 and September 30, 2004.

8. NOTES PAYABLE

At December 31, 2004 the Company maintained notes payable due to its senior lender currently carrying a principal balance of $307,427 and accrued interest of $17,789. Of this principal amount $227,455 is due within twelve months and is shown as current liabilities on the Company’s Balance Sheet.

The notes bear terms as follows:

Principal and interest balance of $235,954. During December of 2004, the Company made a $75,000 payment on this note and refinanced the principal balance of $225,000. The terms of this $225,000 note bears interest at 8% with a maturity date of March 15, 2005.

Principal and interest balance of $2,618. This note bears interest at 12% and was due January 10, 2005. The Company is in negotiations with its senior lender regarding this note.

Principal and interest balance of $24,995. This note bears interest at 7.25% with a maturity date of April 1, 2008.

Principal and interest balance of $36,606. This note bears interest at 6.60% with a maturity date of July 23, 2008.

Principal and interest balance of $25,044. This note bears interest at 4.50% with a maturity date of November 15, 2008.

At December 31, 2004 the Company had notes payable with a principal balance totaling $222,376 due to MAC Partners, LP (“MAC”) for capital infusions made directly by MAC. These notes bear interest ranging from 7% to 12% per annum. Accrued interest on these notes totaled $5,142 at December 31, 2004.

At December 31, 2004 the Company had notes payable with a principal balance totaling $133,665 due to its chief operating officer for capital infusions made directly by its officer. These notes bear interest ranging from 7% to 12% per annum. Accrued interest on these notes totaled $7.312 at December 31, 2004.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements have been adjusted to reflect all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

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

Overview

The Company derives its revenue from monthly and in some cases annual fees for wireless broadband internet services. During the three months ended December 31, 2004, the Company made one acquisition that increased the customer and revenue base of the Company. The Company also focused its business efforts on expanding its wireless broadband network. The Company continued focused on raising capital through private and public placements of it preferred and common stock essential to providing the capital to expand its wireless broadband network and servicing its debt.

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

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales

Sales were $110,881 due to revenue generated from the Company’s regional wireless network customers. There were no sales during the comparable period in 2003 as the Company was a developmental stage company focusing on video compression technology.

Operating Expenses

Operating expenses increased 243% to $786,130 from $229,259 when comparing the three months ended December 31, 2004 with the same period in 2003. This increase is a result of operational expenses related to establishing the Company’s regional wireless network primarily in the areas of salaries and benefits, equipment rental costs and business insurance. In addition, the Company’s professional service fees increased primarily due to non-cash issuances of the Company’s common stock and the settlement related to the acquisition of certain assets from Regional Wireless Networks in January of 2004.

Liquidity and Capital Resources

Cash used in operating activities was $169,132 for the three month period ended December 31, 2004, compared to $174,881 during the same period in 2003. The slight decrease in cash used in operating activities primarily relates to an increase in accounts payable.

Net cash provided by investing activities was $15,218 compared to cash used in investing activities of $29,162 for the same period in 2003. This increase reflects proceeds from the sale of marketable equity securities, which did not occur in 2003.

Net cash provided by financing activities was $153,914 for the three months ended December 31, 2004 compared to $98,500 for the same period in 2003. This increase reflects proceeds from sales of preferred stock and proceeds from related party debt.

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million. In the three months ended December 31, 2004, the Company recorded a net loss of $0.7 million. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and use these sources of capital to complete products in development and bring the products to market. During the first quarter ended December 31, 2004 the Company completed the acquisition of Palancar Broadband LLC, a Texas limited liability company. In addition effective January 26, 2005 the Company completed the acquisition of Gerdes Web Services, LLC, a Texas limited liability company. Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company. The Company has also continued to raise capital through a variety of private securities offerings of both preferred and common stock.

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

Off-Balance Sheet Arrangements

At December 31, 2004 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1.                       Legal Proceedings

On October 20, 2004, the Company executed a Membership Interests Purchase Agreement (the “Agreement”) with the sole member of Palancar to purchase the entire membership interest of Palancar. The Company exchanged 1,000,000 shares of its common stock in consideration of the Agreement. To date the Company has procured the customer list of Palancar and is currently billing and collecting the customers of Palancar. However, Palancar has failed to provide access to critical equipment, make available pass codes necessary to make such equipment available for use and failed to provide necessary financial records to complete the Agreement. On January 21, 2005 the Company filed for injunctive relief as well as a Temporary Restraining Order with Dallas County, Texas. The Company had scheduled a mediation hearing for February 14, 2005, which has been postponed to a date to be determined.

Item 2.                       Change in Securities and Use of Proceeds

During the first quarter ended December 31, 2004, the Company issued 125,000 shares of convertible preferred stock, via private placement. The Company is seeking working capital and funds for marketing of products, overhead costs and costs related to its operational restructuring and network upgrades.

	Preferred Shares	Type	Price	Total Consideration
	100,000	SALE	$1.00	$100,000
	25,000	SALE	$1.00	$25,000
TOTAL	125,000			$125,000

Item 3.                       Defaults upon Senior Securities – None

Item 4.                       Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on November 15, 2004. The matters described below were voted on at the special meeting, and the votes cast with respect to each matter were as indicated.

(1) Proposal to reincorporate Reva, Inc. from the State of Colorado to the State of Delaware. The reincorporation is to be effected pursuant to an Agreement and Plan of Merger by and between Reva, Inc. and a wholly owned subsidiary of Reva, Inc. organized under the laws of Delaware, pursuant to which Reva, Inc. will merge with and into the Delaware subsidiary, and the Delaware subsidiary, named Blue Wireless & Data, Inc., will be the surviving corporation. Approval of the reincorporation proposal will constitute approval of the reincorporation merger and the Agreement and Plan of Merger.

FOR:	55,401,748
AGAINST:	7,411,107
WITHHELD:	329,980
BROKER NON-VOTES:	7,009,543

(2) Proposal to increase the authorized shares of the Company’s common stock by 100,000,000 shares, making the total authorized shares of common stock 200,000,000 shares.

FOR:	69,573,715
AGAINST:	193,683
WITHHELD:	384,980

Item 5.                       Other Information – None

Item 6.                       Exhibits and Reports on Form 8-K

Date of Filing	Subject
October 19, 2004	Resignation of James E. Ontiveros from the Company’s Board of Directors effective October 15, 2004.

Exhibits: Exhibit 31 and 32

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of February, 2005.

Blue Wireless & Data, Inc.

/s/ Dennis McLaughlin, III
Dennis McLaughlin, III, CEO