Form 10QSB
period 2005-03-31
Blue Wireless & Data, Inc.
filed 2005-05-31
CIK 1086519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 23, 2005 there were 199,769,979 shares of the registrant’s common stock outstanding 805,000 shares of the registrant’s preferred Series B stock outstanding and 495,000 shares of the registrant’s preferred Series C stock outstanding.

BLUE WIRELESS & DATA, INC. BALANCE SHEETS

	March 31, 2005	September 30, 2004

ASSETS
Current Assets
Cash and cash equivalents	$4,658	$—
Investment in marketable equity securities	82,500	65,000
Trade accounts receivable	72,788	30,106
Other current assets	8,305	4,435
Total Current Assets	168,251	99,541
Property and equipment, net	600,695	493,768
Intangible assets	2,718,277	1,436,377
Deposits	1,340	1,340
	$3,488,563	$2,031,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$846,796	$342,140
Bank overdraft	54,127	14,407
Current portion of long-term debt	225,000	302,455
Convertible debenture	910,903	—
Current maturities of indebtedness to related parties	136,844	248,948
Accrued acquisition cost	284,000	114,094
Note payable – other	380,666	18,457
Total Current Liabilities	2,838,336	1,040,501

Long-term debt	82,984	79,972
Total Liabilities	2,921,320	1,120,473

Stockholders’ Equity
Cumulative preferred Series C stock, $.01 par value; 10% quarterly dividend; 1,500,000 shares authorized; 495,000 shares issued and outstanding at March 31, 2005	$4,950	$—
Cumulative preferred Series B stock, $.01 par value; 6% annual dividend; 10,000,000 shares authorized; 805,000 shares issued and outstanding at March 31, 2005 and September 30,2004, respectively	8,050	8,050
Common stock, $.01 par value; 200,000,000 shares authorized; and 188,799,622 and 88,700,533 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	1,887,996	887,005
Additional paid-in capital	9,434,614	7,676,323
Accumulated deficit	(9,514,175)	(7,411,136)
Common stock issued for future services	(1,502,192)	(327,689)
Common stock to be issued	48,000	3,000
Convertible preferred Series C stock to be issued	200,000	75,000
Total Stockholders’ Equity	567,243	910,553
	$3,488,563	$2,031,026

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Sales	$111,872	$24,910	$222,753	$24,910

Operating expenses:
Salaries and benefits	136,131	606,824	223,366	700,695
Office	8,678	10,841	20,718	13,044
Marketing and sales	6,054	1,632	7,570	2,323
Professional services	832,183	12,892	1,321,987	90,390
Occupancy	13,623	13,284	18,520	23,109
Depreciation and amortization	70,680	7,606	133,204	11,674
Utilities and telephone	5,283	2,614	11,312	6,681
Equipment rental, lease and cost	103,610	—	190,409	—
Stock compensation expense	68,562	—	68,562	—
Insurance	17,985	—	38,603	465
Other	70,432	26,840	85,100	63,411
Total operating expense	1,333,221	682,533	2,119,351	911,792
Operating loss	(1,221,349)	(657,623)	(1,896,598)	(866,882)
Interest expense	(15,647)	—	(37,363)	—
Unrealized loss on marketable equity securities	(139,841)	(2,163)	(169,078)	(3,323)
Loss from operations before income taxes	(1,376,837)	(659,786)	(2,103,039)	(890,205)
Income taxes	—	—	—	—
Net loss	(1,376,837)	(659,786)	(2,103,039)	(890,205)
Preferred dividends	(201)	—	(526)	—
Net loss available for common shareholders	$1,377,038	$(659,786)	$(2,103,565)	$(890,205)
Loss per common share:

Basic and diluted	$(.01)	$(.05)	$(.01)	$(.08)

Weighted average shares:

Basic and diluted	173,608,351	12,770,829	133,393,593	10,543,124

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Cumulative Series B Preferred Stock	Convertible Series C Preferred Stock	Common Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Convertible Preferred Series C Stock To Be Issued	Common Stock To Be Issued	Accumulated Deficit	Totals
Balance September 30, 2003	$—	$—	$86,808	$5,814,477	$—	$—	$—	$(6,084,435)	$(183,150)
Common stock issued for services and to retire liabilities	—	—	147,197	843,763	—	—	—	—	990,960
Common stock issued in acquisition of assets	—	—	38,000	152,000	—	—	—	—	190,000
Common stock issued in acquisitions	—	—	620,000	743,647	—	—	—	—	1,363,647
Cumulative convertible preferred stock issued	3,050	—	—	25,950	—	—	—	—	29,000
Common stock issued for future services	—	—	—	—	(327,689)	—	—	—	(327,689)
Convertible preferred stock to be issued	—	—	—		—	75,000	—	—	75,000
Capital investments	—	—	—	46,486	—	—	—	—	46,486
Common stock to be issued	—	—	—		—	—	3,000	—	3,000
Cancel common stock and reissue convertible preferred stock	5,000	—	(5,000)	50,000	—	—	—	—	50,000
Net and comprehensive loss	—	—	—	—	—	—	—	(1,326,701)	(1,326,701)
Balance September 30, 2004	8,050	—	887,005	7,676,323	(327,689)	75,000	3,000	(7,411,136)	910,553
Common stock issued for future services	—	—	—	—	(1,174,503)	—	—	—	(1,174,503)
Common stock issued in acquisition	—	—	15,000	30,000	—	—	—	—	45,000
Common stock issued in acquisition of assets	—	—	31,050	47,050	—	—	—	—	78,100
Convertible preferred stock issued	—	4,950	—	490,050	—	—	—	—	495,000
Convertible preferred stock to be issued	—	—	—	—	—	125,000	—	—	125,000
Common stock issued for services	—	—	954,607	1,191,525	—	—	—	—	2,146,132
Issuance of common stock	—	—	334	(334)	—	—	—	—	—
Common stock to be issued	—	—	—	—	—	—	45,000	—	45,000
Net and comprehensive loss	—	—	—	—	—	—	—	(2,103,039)	(2,103,039)
Balance March 31, 2005	$8,050	$4,950	$1,887,996	$9,434,614	$(1,502,192)	$200,000	$48,000	$(9,514,175)	$567,243

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF CASH FLOWS

	Six Months Ended
	March, 31	March, 31
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(2,103,039)	$(890,205)
Non-cash items included in net loss:
Depreciation and amortization	133,204	11,674
Common stock issued for services	2,146,132	575,235
Common stock issued for future services	(1,174,503)	—
Common stock to be issued	45,000	—
Stock expense to retire debt	68,581	—
Write-down marketable equity securities	169,079	—

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(24,286)	(13,080)
Prepaid and other assets	(3,870)	—

Increase (decrease) in:
Accounts payable and accrued expenses	439,523	43,703
Advances		84,568
Due to officers and employees	—	685
Net cash used in operating activities	(304,179)	(187,420)

Cash Flows From Investing Activities:
Proceeds from sale of marketable equity securities	40,212	—
Cash acquired in acquisitions	5,309	—
Cash paid in acquisition of assets		(25,000)
Purchase of equipment and software	(16,732)	(30,027)
Net cash provided by (used in) investing activities	28,789	(55,027)

Cash Flows From Financing Activities:
Proceeds from notes payable	15,000	126,500
Proceeds from related party debt	257,934	—
Repayments of long-term debt	(117,886)	—
Proceeds from the sales of preferred stock	125,000	12,000
Net cash provided by financing activities	280,048	138,500

Net increase (decrease) in cash	4,658	(103,947)

Cash and cash equivalents
Beginning of year	—	105,543
End of year	$4,658	$1,596

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

The Company’s financial instruments include notes payable and marketable equity securities. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms. The Company’s investment in marketable equity securities are classified as trading, whereby unrealized gains or losses are recognized currently in the statement of operations.  At March 31, 2005 the Company was carrying marketable equity securities with an approximate fair value of $82,500. Unrealized losses related to the sale of these securities and the write down in market value of $139,841 and $169,078 has been recognized in the statement of operations for the three and six months ended March 31, 2005, respectively.

Cash and Cash Equivalents

The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing or financing activities.

Accounts Receivable

At March 31, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full. Uncollectible receivables are charged against income using the direct write-off method, which approximates the allowance method.

Income Tax and Interest Paid

There were no income taxes paid during the three and six months ended March 31, 2005 and 2004. Interest in the amount of $4,282 was paid during the second quarter ended March 31, 2005. No interest was paid during the three and six months periods ended March 31, 2004.

Inventory

Inventory, consisting of items utilized in providing wireless internet services are carried at the lower of cost (first in, first out) or market. At March 31, 2005 there was approximately $3,000 of inventory related to this equipment. This inventory amount is classified on the Company’s balance sheet under the caption “Other current assets”.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were $6,054 and $7,570 for the three and six months ended March 31, 2005. Advertising costs for the three and six months ended March 31, 2004 were $1,632 and $2,323.

Income Taxes

The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to assets or liabilities are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at March 31, 2005 and September 30, 2004, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $7.4 million expire in the years 2012 through 2019.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the three and six months ended March 31, 2005 and 2004.  Note 7 provides additional information on the Company’s stock option plan.

Description of Securities

Common Stock: At May 23, 2005, the Company had 199,769,979 shares of its common stock outstanding and 200,000,000 shares authorized. Common stock holders have full voting rights.

Convertible Cumulative Preferred Series B Stock: At May 23, 2005, the Company had 805,000 shares of convertible cumulative preferred Series B stock outstanding and 10,000,000 preferred shares authorized. Convertible cumulative preferred Series B stock bears dividends at the rate of 6% annually and is convertible into 2 shares of the Company’s common stock. The cumulative convertible preferred Series B stock contains no liquidation preferences.

Convertible Preferred Series C Stock:   At May 23, 2005, the Company had 495,000 shares of convertible preferred Series C stock outstanding and 1,500,000 preferred shares authorized. The Company also has reserved 200,000 shares of convertible preferred Series C to be issued. The 1,500,000 shares of convertible preferred Series C stock bears dividends at the rate of 10% quarterly and is convertible into shares of common stock equal to 20% of the outstanding common stock at the time of conversion.  The convertible preferred Series C stock contains a liquidation preference equal to $2.00 per share.

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

The following table reconciles basic net loss per share to diluted net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net loss (Dilutive)	$(1,376,837)	$(659,786)	$(2,103,039)	$(890,205)
Preferred dividend	(201)	—	(526)	—
Adjusted net loss (Basic)	$(1,377,038)	$(659,786)	$(2,103,565)	$(890,205)

Denominator:
Weighted Average Shares Outstanding:
Basic	172,608,351	12,770,829	133,393,593	10,543,124
Effect of dilutive securities:
Common stock options	—	—	—	—
Convertible debt	—	—	—	—
Preferred stock	—	—	—	—
Diluted	172,608,351	12,770,829	133,393,593	10,543,124

Loss per share:
Basic	$(.01)	$(.05)	$(.01)	$(.08)
Diluted	$(.01)	$(.05)	$(.01)	$(.08)

Certain anti-dilutive convertible preferred stock issuances and convertible notes are not included in the diluted net loss per share computation due to the conversion effect being anti-dilutive. Anti dilutive shares excluded were 35,048,301 for the three and six month periods ended March 31, 2005. Preferred dividends were $201 and $526 for the three and six month periods ended March 31, 2005.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. For the three and six month periods ended March 31, 2005 and 2004, comprehensive loss was equal to net loss.

2. GOING CONCERN AND MANAGEMENT PLANS

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million.  In the six months ended March 31, 2005, the Company recorded a net loss of $2.1 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and debt financing and use these sources of capital to pay down its current debt and provide working capital. During the first quarter ended December 31, 2004 the Company completed the acquisition of Palancar Broadband LLC, a Texas limited liability company. During the second quarter ended March 31, 2005 the Company completed two acquisitions. Effective January 26, 2005 the Company acquired Gerdes Web Services, LLC, a Texas limited liability company (“Gerdes”) and on March 15, 2005 the Company acquired DSG Technology, Inc. d/b/a Panaband (“Panaband”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company.

Management is focusing the Company on expanding and improving its wireless internet service. Through acquisition and normal growth, the Company will continue to increase its customer base to derive the necessary revenue generation to support operations.

Management retains the ability to raise additional funds through private offerings or public offerings and debt financing, which, in management’s opinion, will provide sufficient capital resources. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the three and six months ended March 31, 2005, the Company continued to seek financing from private placements and seek acquisitions to expand its wireless broadband network and revenue customer base. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

3. ACQUISITIONS

Effective January 26, 2005 the Company acquired the entire membership interest of Gerdes Web Services, LLC, a Texas limited liability company (“Gerdes”). To effect the acquisition, the Company issued 1,500,000 shares of its common stock, valued at $.03 per share, and $50,000 in cash. The $50,000 in cash was payable in installments of $2,000, which was paid at closing, $4,000, which was paid February 2, 2005 and $44,000 to be paid thirty days after the closing date and has been satisfied through issuances of the Company’s common stock. Another effect of the acquisition was the expansion of the Company’s broadband and wireless division, as well as its coverage of wireless communications customers in the North Texas area. Sustainable operating revenue from Gerdes current customer base is approximately $16,000 per quarter. This acquisition was accounted for using the purchase method of accounting, whereby the net assets and liabilities of Gerdes are recorded at their fair value and any excess of purchase price over that fair value was recorded as intangible assets in the Company’s Balance Sheet.

The following is a condensed balance sheet disclosing the actual fair values of Gerdes assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$523
Accounts receivable	675
Intangible asset	97,120

Total assets	$98,318

LIABILITIES AND EQUITY

Accounts payable and accrued expenses	$3,318
Equity	95,000

Total liabilities and equity	$98,318

The following represents the approximate pro-forma effect assuming the acquisition of Gerdes had occurred on October 1, 2004, the beginning of the Company’s current fiscal year.

Six Months Ended
March 31, 2005

Net loss, as reported	$(2,103,039)
Pro-forma net loss	$(2,071,039)

Weighted average shares outstanding	133,393,593
Adjustment to reflect common stock issued to Gerdes	1,376,374
Pro-forma weighted average shares outstanding	134,769,967

Loss per share,as reported	$(.01)
Pro-forma loss per share	$(.01)

Cash flow information related to the acquisition of Gerdes:

Fair value of assets acquired	98,318
Cash paid	(6,000)
Liabilities assumed	$92,318

Effective March 15, 2005 the Company acquired the entire membership interest of DSG Technology, Inc. d/b/a Panaband (“Panaband”). In consideration, the Company has executed a convertible debenture, maturing March 15, 2006, in the amount of $1,000,000 payable to the former principals of Panaband. In addition, the Company issued a secured promissory note in the amount of $445,092 secured by a stock pledge agreement executed by the Company and Panaband. The effect of the acquisition was the expansion of the Company’s broadband and wireless division, as well as its coverage of wireless communications customers in the North Texas area. Sustainable operating revenue from Panaband’s current customer base is approximately $90,000 per quarter. This acquisition was accounted for using the purchase method of accounting, whereby the net assets and liabilities of Panaband are recorded at their fair value and any excess of purchase price over that fair value was recorded as intangible assets in the Company’s Balance Sheet.

The following is a condensed balance sheet disclosing the actual fair values of Panaband’s assets and liabilities at the acquisition date.

ASSETS

Cash and cash equivalents	$4,786
Accounts receivable	17,721
Fixed assets	145,299
Intangible asset	1,317,185

Total assets	$1,484,991

LIABILITIES AND EQUITY

Accounts payable and accrued expenses	$39,899
Equity	1,445,092

Total liabilities and equity	$1,484,991

The following represents the approximate pro-forma effect assuming the acquisition of Panaband had occurred on October 1, 2004, the beginning of the Company’s current fiscal year.

Six Months Ended
March 31, 2005

Net loss, as reported	$(2,103,039)
Pro-forma net loss	$(1,989,039)

Weighted average shares outstanding	133,393,593

Loss per share,as reported	$(.01)
Pro-forma loss per share	$(.01)

Cash flow information related to the acquisition of Gerdes:

Fair value of assets acquired	$1,484,991
Cash paid	—
Liabilities assumed	$1,484,991

4. ACQUISITION OF ASSETS

Effective January 14, 2005 the Company acquired a 50% interest in GlobalCon, Inc., a Texas corporation. To effect the acquisition, the Company issued 2,105,000 shares of common stock, valued at $.0181 per share, to the owner of GolbalCon, Inc. The Company received equipment which will enable the Company to offer voice over IP services to its wireless broadband customer base.

Effective October 20, 2004 the Company acquired the entire membership interest of Palancar Broadband LLC, a Texas limited liability company (“Palancar”). To effect the acquisition, the Company issued 1,000,000 shares of common stock, valued at $.03 per share, to the sole member of Palancar. Effective December 1, 2004, the Company added sustainable operating revenue from Palancar’s current customer base approximating $13,500 per quarter. The Company also acquired equipment, primarily a router, which enables the Company to better service its existing customer base.

In January 2004, the Company completed an acquisition of certain assets from Regional Wireless Networks (“RWN”).  The assets acquired from RWN are primarily located in Wichita Falls, Texas and consisted of equipment, contracts and other intangible assets utilized in generating revenue from wireless internet contracts.  The agreement to acquire the assets called for cash payments of $105,000 and the issuance of 3,800,000 shares of common stock of the Company valued at $190,000 at the closing date.  Additionally, the agreement guarantees the value of the common stock issued to amount to $450,000 on February 2, 2005.  The agreement called for any difference in value to be paid to the seller in cash.  At February 2, 2005 the value of the stock was $76,000 and the Company owed the seller approximately $124,000 in principle, interest and late fees on the original cash payments.  On February 22, 2005 the Company and the seller reached an agreement to settle the amounts owed to seller for $284,000.  The terms of this agreement call for the $284,000 to be paid out in equal installments over 18 months in either cash or the Company’s common stock at the discretion of the Company.  In addition, the seller has agreed to return 3,800,000 shares of the Company’s common stock to the Company. At March 31, 2005 the Company had made no payments related to this agreement and the seller had not yet returned the 3,800,000 shares to the Company.

5. EQUITY TRANSACTIONS

During the six months ended March 31, 2005, the Company issued 1,500,000 shares of its common stock to acquire the entire membership interest in Gerdes.

The Company also made equipment acquisitions through the issuance of 2,105,000 shares of its common stock to acquire 50% of GlobalCon, Inc. and 1,000,000 shares of its common stock to acquire the entire membership interest of Palancar.

The Company has issued 95,460,756 shares of common stock for consulting and professional services. The Company has recorded $1,502,192 of future services related to these issuances. This future services amount will be amortized over the life of the respective consulting contract terms.

The Company issued 495,000 shares of its convertible preferred Series C stock to MAC Partners, LP to retire promissory notes, interest and accounts payable totaling $426,109.

The Company was able to raise $125,000 during quarter ended December 31, 2004, through the sale of 125,000 shares of convertible preferred stock contained in a private placement memorandum.

6. OPERATING LEASES

The Company entered into lease agreements for an office in Texas.  The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. Rent expense was $13,623 and $13,284 for the three months ended March 31, 2005 and 2004. Rent expense was $18,520 and $23,109 for the six months ended March 31, 2005 and 2004.

The Company entered into an agreement, effective September 30, 2004, for roof access with the city of Iowa Park, Texas.  The agreement terms specify six monthly installments of $425 per month.

The following is a schedule of future minimum rent payments due:

Year ending September 30:

2005	$11,100
2006	1,850
$12,950

The Company has entered into various lease agreements, primarily to provide signal generation.  These agreements are short-term in nature, generally month to month, with no agreement containing a commitment longer than six months. During the six months ended March 31, 2005, the Company incurred rent expense of $21,220 on these short-term leases.

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

The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):

	Number of Shares	Option Price

Outstanding, September 30, 2004	2,140	$.10

Granted	—
Exercised	—
Canceled or expired	—

Outstanding, March 31, 2005	2,140

The vesting period of the remaining options is as follows:

Vested and exercisable	2,140

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123.  The fair value of the options vested and exercisable is immaterial as of March 31, 2005 and September 30, 2004.

8. NOTES PAYABLE

The Company’s notes payable are as follows:

Lender/Payee	Principal Amount
Panaband convertible note (1)	$910,903
Panaband promissory note (1)	368,567
Legend Bank	292,984
John Mills	136,844
RWN	284,000
Zebrano Financial	15,000
Other	12,099
Total notes payable	2,020,397
Less long-term portion	(82,984)
Current portion of notes payable	$1,937,413

(1) In consideration for the purchase of Panaband, the Company executed a $1,000,000, 0% interest convertible debenture maturing March 15, 2006. In addition, the Company issued a 0% secured promissory note in the amount of $445,092 secured by a stock pledge agreement executed by the Company and Panaband. At March 31, 2005 the Company had made payments on this note in the amount of $37,091. The Company has recorded a discounted interest rate of 10.25% on the convertible debenture and promissory note. In so doing the original principal amount of $1,000,000, on the convertible note and $445,092 on the promissory note, have been reduced to a discounted value of $907,029 and $368,567, respectively. The difference between the original principal amount and discounted note balances will be accreted to interest expense, simultaneously increasing the discounted note balances back to the original principal amounts over the term of the notes. The balances in the table above reflect these adjustments at March 31, 2005.

Senior Secured Debt

At March 31, 2005 the Company maintained notes payable due to Legend Bank currently carrying a principal balance of $292,984 and accrued interest of $23,391. Of this principal amount $225,000 is due within twelve months and is shown as current liabilities on the Company’s Balance Sheet.

The notes bear terms as follows:

Principal and interest balance of $241,130.66. During December of 2004, the Company made a $75,000 payment on this note and refinanced the principal balance of $225,000. The terms of this $225,000 note bears interest at 8% with a maturity date of March 15, 2005. The Company is currently in negotiations with its senior lender to reach terms regarding the extension of this note.

Principal and interest balance of $22,515. This note bears interest at 7.25% with a maturity date of April 1, 2008.

Principal and interest balance of $30,982. This note bears interest at 7.00% with a maturity date of July 23, 2008.

Principal and interest balance of $21,748. This note bears interest at 4.50% with a maturity date of November 15, 2008.

Related Party Debt

At March 31, 2005 the Company had notes payable with a principal balance totaling $136,844 due to its chief operating officer for capital infusions made directly by its officer. These notes bear interest ranging from 7% to 18% per annum. Accrued interest on these notes totaled $7,574 at March 31, 2005.

At March 31, 2005 the Company had notes payable with a principal balance totaling $324,184 due to MAC Partners, LP (“MAC”) for capital infusions made directly by MAC. On March 15, 2005 the Company issued 495,000 shares of its convertible preferred Series C stock to MAC to retire this debt.

Non-Related Party Debt

At March 31, 2005 the Company maintained a note payable in the principal amount of $284,000 related to the purchase of certain assets from RWN. Penalties for late payment accrue at the rate of 1% and totaled $2,840 at March 31, 2005.

The Company maintains a note payable totaling $15,000 bearing interest at 7% from capital contributions from a financial investment company. This note matures January 31, 2007.

Other Notes Payable

The Company maintains a note payable in the amount of $6,800 payable related to its acquisition of Blue Ocean Wireless, Inc. in June of 2004. This note bears interest at 18% and accrued interest totaled $709 at March 31, 2005.

The Company maintains a note for computer equipment in the amount of $5,299 at March 31, 2005.

9. PROPERTY AND EQUIPMENT

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

Furniture and fixtures	7 years
Computer and other equipment	3 years

Property and equipment are summarized as follows:

	March 31,	September 30,
	2005	2004

Broadband equipment	$307,474	$170,413
Computer equipment	118,860	116,360
Machinery and equipment	211,341	173,241
Office furniture and artwork	35,791	21,559
Transportation equipment	13,200	7,200
Installation equipment	247,835	205,597
Transmission equipment	51,321	51,321
	985,822	745,691

Less accumulated depreciation and amortization	(385,127)	(251,923)
	$600,695	$493,768

Depreciation expense for the three and six months ended March 31, 2005 was $70,680 and $133,204. Depreciation expense for the three and six months ended March 31, 2004 was $7,606 and $11,674.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements have been adjusted to reflect all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS PERIODS ENDED MARCH 31, 2005 AND 2004

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

Overview

The Company derives its revenue from monthly and in some cases annual fees for wireless broadband internet services. During the six months ended March 31, 2005, the Company made two acquisitions that increased the customer and revenue base of the Company and two additional asset purchases that enhanced its ability to service its customer base. The Company also focused its business development efforts on organically expanding its wireless broadband network. The Company continued focus on raising capital through debt financing and private and public placements of its preferred and common stock remain essential to providing the capital to expand its wireless broadband network and service its debt.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales

Sales increased to $111,872 from $24,910 when comparing the second quarter ended March 31, 2005 with the same period in 2004. Recent acquisitions increasing the Company’s customer base account for this increase in sales.

Operating Expenses

Operating expenses increased to $1,333,221 from $682,533 when comparing the three months ended March 31, 2005 with the same period in 2004. This increase results from issuances of the Company’s common stock as compensation for consulting services critical to the Company’s operations. The non-cash charge from these stock issuances was approximately $0.8 million. In addition the Company experienced increased operational cost primarily related to tower rents, and equipment rental and leases related to increased business. These costs were offset by a decrease in salaries and benefits as accrued salaries in 2004 did not recur in 2005.

 Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Sales

Sales increased to $222,753 from $24,910 when comparing the six months ended March 31, 2005 with the same period in 2004. Recent acquisitions increasing the Company’s customer base account for this increase in sales.

Operating Expenses

Operating expenses increased to $2,119,351 from $911,792 when comparing the six months ended March 31, 2005 with the same period in 2004. This increase results from issuances of the Company’s common stock as compensation for consulting services critical to the Company’s operations. The non-cash charge from these stock issuances was approximately $1.3 million. In addition the Company experienced increased operational cost primarily related to tower rents, and equipment rental and leases related to increased business. These costs were offset by a decrease in salaries and benefits as accrued salaries in 2004 did not recur in 2005.

Liquidity and Capital Resources

Cash used in operating activities was $304,179 for the six months ended March 31, 2005, compared to $187,420 during the same period in 2004. The increase in cash used in operating activities primarily relates to increased net loss.

Net cash provided by investing activities was $28,789 for the six months ended March 31, 2005 compared to cash used in investing activities of $55,027 for the same period in 2004. This increase reflects proceeds from the sale of marketable equity securities, which did not occur in 2004.

Net cash provided by financing activities was $280,048 for the six months ended March 31, 2005 compared to $138,500 for the same period in 2004. This increase reflects proceeds from sales of preferred stock and proceeds from related party debt.

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million.  In the six months ended March 31, 2005, the Company recorded a net loss of $2.1 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and debt financing and use these sources of capital to pay down its current debt and provide working capital. During the first quarter ended December 31, 2004 the Company completed the acquisition of Palancar Broadband LLC, a Texas limited liability company. During the second quarter ended March 31, 2005 the Company completed two acquisitions. Effective January 26, 2005 the Company acquired Gerdes Web Services, LLC, a Texas limited liability company (“Gerdes”) and on March 15, 2005 the Company acquired DSG Technology, Inc. d/b/a Panaband (“Panaband”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company.

Management is focusing the Company on expanding and improving its wireless internet service. Through acquisition and normal growth, the Company will continue to increase its customer base to derive the necessary revenue generation to support operations.

Management retains the ability to raise additional funds through private offerings or public offerings and debt financing, which, in management’s opinion, will provide sufficient capital resources. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

Off-Balance Sheet Arrangements

At March 31, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

On October 20, 2004, the Company executed a Membership Interests Purchase Agreement (the “Agreement”) with the sole member of Palancar to purchase the entire membership interest of Palancar. The Company exchanged 1,000,000 shares of its common stock in consideration of the Agreement. The Company has procured the customer list of Palancar and is currently billing and collecting the customers of Palancar. However, Palancar had failed to provide access to critical equipment, make available pass codes necessary to make such equipment available for use and failed to provide necessary financial records to complete the Agreement. On January 21, 2005 the Company filed for injunctive relief as well as a Temporary Restraining Order with Dallas County, Texas. The Company had scheduled a mediation hearing for February 14, 2005, however the representative of Palancar failed to attend this mediation. Subsequently, the Company has secured the necessary information to access the aforementioned critical equipment. Having secured the access to the equipment and the customer base of Palancar, the Company has dropped its filing for injunctive relief and lifted its Temporary Restraining Order in this matter.

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

Item 3.           Defaults upon Senior Securities – None

Item 4.           Submission of Matters to a Vote of Security Holders  – None

Item 5.           Other Information – None

Item 6.           Exhibits and Reports on Form 8-K

Date of Filing	Subject
March 23, 2005	Acquisition of Panaband.
May 3, 2005	Appointment of Kit Chambers as CEO.

Exhibits:  Exhibit 31 and 32

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23th day of May, 2005.

Blue Wireless & Data, Inc.

/s/ Kit Chambers
Kit Chambers, CEO