Form 10QSB
period 2005-06-30
Blue Wireless & Data, Inc.
filed 2005-08-22
CIK 1086519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐   Yes    ☒   No

As of August 22, 2005  there were  shares of the registrant’s common stock outstanding 805,000 shares of the registrant’s preferred Series B stock outstanding and 495,000 shares of the registrant’s preferred Series C stock outstanding.

BLUE WIRELESS & DATA, INC. BALANCE SHEETS

	June 30, 2005	September 30, 2004

ASSETS
Current Assets
Cash and cash equivalents	$1,797	$—
Investment in marketable equity securities	82,500	65,000
Trade accounts receivable	45,705	30,106
Other current assets	4,157	4,435
Total Current Assets	134,159	99,541
Property and equipment, net	604,561	493,768
Intangible assets	2,718,277	1,436,377
Deposits	1,340	1,340
	$3,458,337	$2,031,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,182,658	$342,140
Bank overdraft	41,352	14,407
Current portion of long-term debt	239,482	302,455
Convertible debenture	934,147	—
Current maturities of indebtedness to related parties	137,904	248,948
Accrued acquisition cost	284,000	114,094
Note payable – other	389,234	18,457
Total Current Liabilities	3,208,777	1,040,501

Long-term debt	68,502	79,972
Total Liabilities	3,277,279	1,120,473

Stockholders’ Equity
Cumulative preferred Series C stock, $.01 par value; 10% quarterly dividend; 1,500,000 shares authorized; 495,000 shares issued and outstanding at June 30, 2005	$4,950	$—
Cumulative preferred Series B stock, $.01 par value; 6% annual dividend; 10,000,000 shares authorized; 805,000 shares issued and outstanding at June 30, 2005 and September 30,2004, respectively	8,050	8,050
Common stock, $.01 par value; 500,000,000 shares authorized; and 199,769,979 and 88,700,533 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	1,997,699	887,005
Additional paid-in capital	9,446,046	7,676,323
Accumulated deficit	(10,346,428)	(7,411,136)
Common stock issued for future services	(1,177,256)	(327,689)
Common stock to be issued	48,000	3,000
Convertible preferred Series C stock to be issued	200,000	75,000
Total Stockholders’ Equity	181,059	910,553
	$3,458,337	$2,031,026

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Sales	$209,566	$98,910	$432,319	$123,820

Operating expenses:
Salaries and benefits	30,669	129,941	254,035	830,636
Office	6,382	6,255	27,099	19,299
Marketing and sales	9,456	6,153	17,026	8,476
Professional services	531,839	114,479	1,853,865	204,869
Occupancy	14,795	13,207	33,315	36,316
Depreciation and amortization	80,360	37,682	213,564	49,356
Utilities and telephone	9,184	11,870	20,496	18,551
Equipment rental, lease and cost	249,625	—	439,965	—
Stock compensation expense	0	—	68,562	—
Insurance	16,290	1,508	54,893	1,973
Other	41,066	(40,309)	126,357	23,102
Total operating expense	989,666	280,786	3,109,177	1,192,578
Operating loss	(780,100)	(181,876)	(2,676,858)	(1,068,758)
Interest expense	(52,152)	—	(89,356)	—
Unrealized loss on marketable equity securities	0	(41,077)	(169,078)	(44,400)
Loss from operations before income taxes	(832,252)	(222,953)	(2,935,292)	(1,113,158)
Income taxes	—	—	—	—
Net loss	(832,252)	(222,953)	(2,935,292)	(1,113,158)
Preferred dividends	(0)	—	(526)	—
Net loss available for common shareholders	$(832,252)	$(222,953)	$(2,935,818)	$(1,113,158)
Loss per common share:

Basic and diluted	$(.00)	$(.00)	$(.02)	$(.05)

Weighted average shares:

Basic and diluted	196,540,148	51,053,247	154,478,805	24,514,093

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Cumulative Series B Preferred Stock	Convertible Series C Preferred Stock	Common Stock	Additional Paid In Capital	Common Stock Issued for Future Services	Convertible Preferred Series C Stock To Be Issued	Common Stock To Be Issued	Accumulated Deficit	Totals
Balance September 30, 2003	$—	$—	$86,808	$5,814,477	$—	$—	$—	$(6,084,435)	$(183,150)
Common stock issued for services and to retire liabilities	—	—	147,197	843,763	—	—	—	—	990,960
Common stock issued in acquisition of assets	—	—	38,000	152,000	—	—	—	—	190,000
Common stock issued in acquisitions	—	—	620,000	743,647	—	—	—	—	1,363,647
Cumulative convertible preferred stock issued	3,050	—	—	25,950	—	—	—	—	29,000
Common stock issued for future services	—	—	—	—	(327,689)	—	—	—	(327,689)
Convertible preferred stock to be issued	—	—	—		—	75,000	—	—	75,000
Capital investments	—	—	—	46,486	—	—	—	—	46,486
Common stock to be issued	—	—	—		—	—	3,000	—	3,000
Cancel common stock and reissue convertible preferred stock	5,000	—	(5,000)	50,000	—	—	—	—	50,000
Net and comprehensive loss	—	—	—	—	—	—	—	(1,326,701)	(1,326,701)
Balance September 30, 2004	8,050	—	887,005	7,676,323	(327,689)	75,000	3,000	(7,411,136)	910,553
Common stock issued for future services	—	—	—	—	(849,567)	—	—	—	(849,567)
Common stock issued in acquisition	—	—	15,000	30,000	—	—	—	—	45,000
Common stock issued in acquisition of assets	—	—	31,050	47,050	—	—	—	—	78,100
Convertible preferred stock issued	—	4,950	—	490,050	—	—	—	—	495,000
Convertible preferred stock to be issued	—	—	—	—	—	125,000	—	—	125,000
Common stock issued for services	—	—	1,064,310	1,202,956	—	—	—	—	2,267,266
Issuance of common stock	—	—	334	(334)	—	—	—	—	—
Common stock to be issued	—	—	—	—	—	—	45,000	—	45,000
Net and comprehensive loss	—	—	—	—	—	—	—	(2,935,292)	(2,935,292)
Balance June 30, 2005	$8,050	$4,950	$1,997,699	$9,446,046	$(1,177,256)	$200,000	$48,000	$(10,346,428)	$181,059

See accompanying notes to financial statements.

BLUE WIRELESS & DATA, INC. STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June, 30 2005	June, 30 2004

Cash Flows from Operating Activities:
Net loss	$(2,935,292)	$(1,113,158)
Non-cash items included in net loss:
Depreciation	213,564	49,357
Common stock issued for services	2,267,266	797,337
Common stock issued for future services	(849,567)	—
Common stock to be issued	45,000	—
Stock expense to retire debt	68,581	—
Write-down marketable equity securities	169,078	—

Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(11,544)	(38,662)
Prepaid and other assets	(3,934)	—

Increase (decrease) in:
Accounts payable and accrued expenses	806,166	32,372
Other		(17,613)
Due to officers and employees	—	12,546
Net cash used in operating activities	(222,814)	(277,821)

Cash Flows From Investing Activities:
Proceeds from sale of marketable equity securities	40,212	—
Cash acquired in acquisitions	5,309	30,355
Cash paid in acquisition of assets		(25,000)
Purchase of equipment and software	(100,958)	(36,426)
Net cash provided by (used in) investing activities	(55,437)	(31,071)

Cash Flows From Financing Activities:
Proceeds from notes payable	15,000	141,500
Proceeds from related party debt	258,994	46,501
Repayments of long-term debt	(118,946)	—
Proceeds from the sales of preferred stock	125,000	36,500
Net cash provided by financing activities	280,048	224,501

Net increase (decrease) in cash	1,797	(84,391)

Cash and cash equivalents
Beginning of year	—	105,543
End of year	$1,797	$21,152

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

The Company’s financial instruments include notes payable and marketable equity securities. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms. The Company’s investment in marketable equity securities are classified as trading, whereby unrealized gains or losses are recognized currently in the statement of operations.  At June 30, 2005 the Company was carrying marketable equity securities with an approximate fair value of $82,500. Unrealized losses related to the sale of these securities and the write down in market value of $139,841 and $169,078 has been recognized in the statement of operations for the nine months ended June 30, 2005, respectively.

Cash and Cash Equivalents

The statements of cash flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with a maturity of three months or less) according to operating, investing or financing activities.

Accounts Receivable

At June 30, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full. Uncollectible receivables are charged against income using the direct write-off method, which approximates the allowance method.

Income Tax and Interest Paid

There were no income taxes paid during the three and nine months ended June 30, 2005 and 2004.  No Interest was paid during the third quarter ended June 30, 2005. No interest was paid during the three and nine months periods ended June 30, 2004.

Inventory

Inventory, consisting of items utilized in providing wireless internet services are carried at the lower of cost (first in, first out) or market. At June 30, 2005 there was approximately $3,000 of inventory related to this equipment. This inventory amount is classified on the Company’s balance sheet under the caption “Other current assets”.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were $9,456 and $17,026 for the three and nine months ended June 30, 2005. Advertising costs for the three and nine months ended June 30, 2004 were $6,153 and $8,476.

Income Taxes

The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to assets or liabilities are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses accumulated during the development stage and thereafter have been reduced by a corresponding valuation allowance at June 30, 2005 and September 30, 2004, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $7.4 million expire in the years 2012 through 2019.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which require the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  Had compensation cost for the plan been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased by insignificant amounts on a pro forma basis for the three and nine months ended June 30, 2005 and 2004.  Note 7 provides additional information on the Company’s stock option plan.

Description of Securities

Common Stock: At August 15, 2005, the Company had 199,769,979 shares of its common stock outstanding and 500,000,000 shares authorized. Common stock holders have full voting rights.

Convertible Cumulative Preferred Series B Stock: At August 15, 2005, the Company had 805,000 shares of convertible cumulative preferred Series B stock outstanding and 10,000,000 preferred shares authorized. Convertible cumulative preferred Series B stock bears dividends at the rate of 6% annually and is convertible into 2 shares of the Company’s common stock. The cumulative convertible preferred Series B stock contains no liquidation preferences.

Convertible Preferred Series C Stock:   At August 15, 2005, the Company had 495,000 shares of convertible preferred Series C stock outstanding and 1,500,000 preferred shares authorized. The Company also has reserved 200,000 shares of convertible preferred Series C to be issued. The 1,500,000 shares of convertible preferred Series C stock bears dividends at the rate of 10% quarterly and is convertible into shares of common stock equal to 20% of the outstanding common stock at the time of conversion.  The convertible preferred Series C stock contains a liquidation preference equal to $2.00 per share.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss (Dilutive)	$(832,252)	$(222,953)	$(2,935,292)	$(1,113,158)
Preferred dividend	(0)	—	(526)	—
Adjusted net loss (Basic)	$(832,252)	$(222,953)	$(2,935,818)	$(1,113,158)

Denominator:
Weighted Average Shares Outstanding:
Basic	196,540,148	51,053,247	154,478,805	24,514,093
Effect of dilutive securities:
Common stock options	—	—	—	—
Convertible debt	—	—	—	—
Preferred stock	—	—	—	—
Diluted	196,540,148	51,053,247	154,478,805	24,514,093

Loss per share:
Basic	$(.00)	$(.00)	$(.02)	$(.05)
Diluted	$(.00)	$(.00)	$(.02)	$(.05)

Certain anti-dilutive convertible preferred stock issuances and convertible notes are not included in the diluted net loss per share computation due to the conversion effect being anti-dilutive. Anti dilutive shares excluded were 35,048,301 for the three and nine month periods ended June 30, 2005. Preferred dividends were $201 and $526 for the three and nine month periods ended June 30, 2005.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. For the three and nine month periods ended June 30, 2005 and 2004, comprehensive loss was equal to net loss.

2. GOING CONCERN AND MANAGEMENT PLANS

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million.  In the nine months ended June 30, 2005, the Company recorded a net loss of $2.9 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and debt financing and use these sources of capital to pay down its current debt and provide working capital. During the first quarter ended December 31, 2004 the Company completed the acquisition of Palancar Broadband LLC, a Texas limited liability company. During the second quarter ended March 31, 2005 the Company completed two acquisitions. Effective January 26, 2005 the Company acquired Gerdes Web Services, LLC, a Texas limited liability company (“Gerdes”) and on March 15, 2005 the Company acquired DSG Technology, Inc. d/b/a Panaband (“Panaband”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company.

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. During the three and nine months ended June 30, 2005, the Company continued to seek financing from private placements and seek acquisitions to expand its wireless broadband network and revenue customer base. The Company has implemented cost saving measures including staff reductions. The Company will take additional cost savings measures, if necessary, to enhance its liquidity position.

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

Nine Months Ended June 30, 2005

Net loss, as reported	$(2,935,292)
Pro-forma net loss	$(2,903,292)

Weighted average shares outstanding	154,478,805
Adjustment to reflect common stock issued to Gerdes	1,917,582
Pro-forma weighted average shares outstanding	156,396,387

Loss per share, as reported	$(.01)
Pro-forma loss per share	$(.01)

Cash flow information related to the acquisition of Gerdes:

Fair value of assets acquired	98,318
Cash paid	(6,000)
Liabilities assumed	$92,318

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

Nine Months Ended June 30, 2005

Net loss, as reported	$(2,935,292)
Pro-forma net loss	$(2,821,292)

Weighted average shares outstanding	154,478,805

Loss per share, as reported	$(.02)
Pro-forma loss per share	$(.02)

Cash flow information related to the acquisition of Panaband:

Fair value of assets acquired	$1,484,991
Cash paid	—
Liabilities assumed	$1,484,991

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

Effective October 20, 2004 the Company acquired the entire membership interest of Palancar Broadband LLC, a Texas limited liability company (“Palancar”). To effect the acquisition, the Company issued 1,000,000 shares of common stock, valued at $.04 per share, to the sole member of Palancar. Effective December 1, 2004, the Company added sustainable operating revenue from Palancar’s current customer base approximating $13,500 per quarter. The Company also acquired equipment, primarily a router with a value of $40,000, which enables the Company to better service its existing customer base.

In January 2004, the Company completed an acquisition of certain assets from Regional Wireless Networks (“RWN”).  The assets acquired from RWN are primarily located in Wichita Falls, Texas and consisted of equipment, contracts and other intangible assets utilized in generating revenue from wireless internet contracts.  The agreement to acquire the assets called for cash payments of $105,000 and the issuance of 3,800,000 shares of common stock of the Company valued at $190,000 at the closing date.  Additionally, the agreement guarantees the value of the common stock issued to amount to $450,000 on February 2, 2005.  The agreement called for any difference in value to be paid to the seller in cash.  At February 2, 2005 the value of the stock was $76,000 and the Company owed the seller approximately $124,000 in principle, interest and late fees on the original cash payments.  On February 22, 2005 the Company and the seller reached an agreement to settle the amounts owed to seller for $284,000.  The terms of this agreement call for the $284,000 to be paid out in equal installments over 18 months in either cash or the Company’s common stock at the discretion of the Company.  In addition, the seller has agreed to return 3,800,000 shares of the Company’s common stock to the Company. At June 30, 2005 the Company had made no payments related to this agreement and the seller had not yet returned the 3,800,000 shares to the Company.

5. EQUITY TRANSACTIONS

During the nine months ended June 30, 2005, the Company issued 1,500,000 shares of its common stock to acquire the entire membership interest in Gerdes.

The Company also made equipment acquisitions through the issuance of 2,105,000 shares of its common stock to acquire 50% of GlobalCon, Inc. and 1,000,000 shares of its common stock to acquire the entire membership interest of Palancar.

The Company has issued 106,431,113 shares of common stock for consulting and professional services. The Company has recorded $1,612,886 of future services related to these issuances. This future services amount will be amortized over the life of the respective consulting contract terms.

The Company issued 495,000 shares of its convertible preferred Series C stock to MAC Partners, LP to retire promissory notes, interest and accounts payable totaling $426,109.

The Company was able to raise $125,000 during quarter ended December 31, 2004, through the sale of 125,000 shares of convertible preferred stock contained in a private placement memorandum.

6. OPERATING LEASES

The Company entered into lease agreements for an office in Texas.  The office lease is for a term of 24 months commencing on November 1, 2003 at $1,850 per month. Rent expense was $14,795 and $13,207 for the three months ended June 30, 2005 and 2004. Rent expense was $33,315 and $36,316 for the nine months ended June 30, 2005 and 2004.

The Company entered into an agreement, effective September 30, 2004, for roof access with the city of Iowa Park, Texas.  The agreement terms specify six monthly installments of $425 per month.

The following is a schedule of future minimum rent payments due:

Year ending September 30:

2005	$5,550
2006	1,850
$7,400

The Company has entered into various lease agreements, primarily to provide signal generation.  These agreements are short-term in nature, generally month to month, with no agreement containing a commitment longer than six months. During the three months ended June 30, 2005, the Company incurred rent expense of $32,416 on these short-term leases.

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

The following summarizes the option activity under the Plan (as adjusted for the reverse stock split):

	Number of Shares	Option Price

Outstanding, September 30, 2004	2,140	$10

Granted	—
Exercised	—
Canceled or expired	—

Outstanding, June 30, 2005	2,140

The vesting period of the remaining options is as follows:

Vested and exercisable	2,140

No compensation costs have been recognized under the Plan and the Company has elected the disclosure only provisions of SFAS No. 123.  The fair value of the options vested and exercisable is immaterial as of June 30, 2005 and September 30, 2004.

8. NOTES PAYABLE

The Company’s notes payable are as follows:

Lender/Payee	Principal Amount
Panaband convertible note (1)	$934,147
Panaband promissory note (1)	378,425
Legend Bank	292,984
John Mills	137,904
RWN	284,000
Zebrano Financial	15,000
Other	10,808
Total notes payable	2,053,269
Less long-term portion	(68,502)
Current portion of notes payable	$1,984,767

(1) In consideration for the purchase of Panaband, the Company executed a $1,000,000, 0% interest convertible debenture maturing March 15, 2006. In addition, the Company issued a 0% secured promissory note in the amount of $445,092 secured by a stock pledge agreement executed by the Company and Panaband. At June 30, 2005 the Company had made payments on this note in the amount of $37,091. The Company has recorded a discounted interest rate of 10.25% on the convertible debenture and promissory note. In so doing the original principal amount of $1,000,000, on the convertible note and $445,092 on the promissory note, have been reduced to a discounted value of $907,029 and $368,567, respectively. The difference between the original principal amount and discounted note balances will be accreted to interest expense, simultaneously increasing the discounted note balances back to the original principal amounts over the term of the notes. The balances in the table above reflect these adjustments at June 30, 2005.

Senior Secured Debt

At June 30, 2005 the Company maintained notes payable due to Legend Bank currently carrying a principal balance of $292,984 and accrued interest of $27,981. Of this principal amount $239,482 is due within twelve months and is shown as current liabilities on the Company’s Balance Sheet.

The notes bear terms as follows:

Principal and interest balance of $244,637.  During December of 2004, the Company made a $75,000 payment on this note and refinanced the principal balance of $225,000. The terms of this $225,000 note bears interest at 8% with a maturity date of March 15, 2005. The Company is currently in negotiations with its senior lender to reach terms regarding the extension of this note. The note is collateralized by certain equipment with a value of $50,000, vehicles, inventory, accounts receivable and contracts of the company.

 A note with a principal of $20,523 and interest balance of $2,363. This note bears interest at 7.25% with a maturity date of April 1, 2008. The note is collateralized by certain equipment with a value of $50,000, vehicles, inventory, accounts receivable and contracts of the company.

A note with a principal of $28,979 and interest balance of $2,509. This note bears interest at 7.00% with a maturity date of July 23, 2008.  The note is collateralized by certain equipment with a value of $50,000, vehicles, inventory, accounts receivable and contracts of the company.

A note with a principal balance of $18,482 and interest of $3,473. This note bears interest at 4.50% with a maturity date of November 15, 2008. The note is collateralized by a vehicle of the company.

Related Party Debt

At June 30, 2005 the Company had notes payable with a principal balance totaling $137,904 due to its chief operating officer for capital infusions made directly by its officer. These notes bear interest ranging from 7% to 18% per annum. Accrued interest on these notes totaled $11,997 at June 30, 2005.

At March 31, 2005 the Company had notes payable with a principal balance totaling $324,184 due to MAC Partners, LP (“MAC”) for capital infusions made directly by MAC. On March 15, 2005 the Company issued 495,000 shares of its convertible preferred Series C stock to MAC to retire this debt.

Non-Related Party Debt

At June 30, 2005 the Company maintained a note payable in the principal amount of $284,000 related to the purchase of certain assets from RWN. Penalties for late payment accrue at the rate of 1% and totaled $11,360 at June 30, 2005.

The Company maintains a note payable totaling $15,000 bearing interest at 7% from capital contributions from a financial investment company. This note matures January 31, 2007.

Other Notes Payable

The Company maintains a note payable in the amount of $6,800 payable related to its acquisition of Blue Ocean Wireless, Inc. in June of 2004. This note bears interest at 18% and accrued interest totaled $1,014 at June 30, 2005.

The Company maintains a note for computer equipment in the amount of $4,239 at June 30, 2005.

Future maturities of notes payable are as follows at June 30, 2005

Year	Amount
Current	1,984,767
2006	16,107
2007	32,272
2008	20,123
2009	0
Total	$2,053,269

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

Furniture and fixtures	7 years
Computer and other equipment	3 years

Property and equipment are summarized as follows:

	June 30, 2005	September 30, 2004

Broadband equipment	$391,700	$170,413
Computer equipment	118,860	116,360
Machinery and equipment	211,341	173,241
Office furniture and artwork	35,791	21,559
Transportation equipment	13,200	7,200
Installation equipment	247,835	205,597
Transmission equipment	51,321	51,321
	1,070,048	745,691
Less accumulated depreciation and amortization	(465,487)	(251,923)
	$604,561	$493,768

Depreciation expense for the three and nine months ended June 30, 2005 was $80,360 and $213,564. Depreciation expense for the three and nine months ended June 30, 2004 was $37,682 and $49,356.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements have been adjusted to reflect all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS PERIODS ENDED JUNE 30, 2005 AND 2004

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

Overview

The Company derives its revenue from monthly and in some cases annual fees for wireless broadband internet services. During the nine months ended June 30, 2005, the Company made two acquisitions that increased the customer and revenue base of the Company and two additional asset purchases that enhanced its ability to service its customer base. The Company also focused its business development efforts on organically expanding its wireless broadband network. The Company continued focus on raising capital through debt financing and private and public placements of its preferred and common stock remain essential to providing the capital to expand its wireless broadband network and service its debt.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales

Sales increased to $209,566 from $98,910 when comparing the third quarter ended June 30, 2005 with the same period in 2004. Recent acquisitions increasing the Company’s customer base account for this increase in sales.

Operating Expenses

Operating expenses increased to $989,666 from $280,786 when comparing the three months ended June 30, 2005 with the same period in 2004. This increase results from issuances of the Company’s common stock as compensation for consulting services critical to the Company’s operations. The non-cash charge from these stock issuances was approximately $0.5 million. In addition the Company experienced increased operational cost primarily related to tower rents, and equipment rental and leases related to increased business. These costs were offset by a decrease in salaries and benefits as accrued salaries in 2004 did not recur in 2005

 Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Sales

Sales increased to $432,319 from $123,820 when comparing the nine months ended June 30, 2005 with the same period in 2004. Recent acquisitions increasing the Company’s customer base account for this increase in sales.

Operating Expenses

Operating expenses increased to $3,109,177 from $1,192,578 when comparing the nine months ended June 30, 2005 with the same period in 2004. This increase results from issuances of the Company’s common stock as compensation for consulting services critical to the Company’s operations. The non-cash charge from these stock issuances was approximately $1.8 million. In addition the Company experienced increased operational cost primarily related to tower rents, and equipment rental and leases related to increased business. These costs were offset by a decrease in salaries and benefits as accrued salaries in 2004 did not recur in 2005.

Liquidity and Capital Resources

Cash used in operating activities was $222,814 for the nine months ended June 30, 2005, compared to $277,821 during the same period in 2004. The decrease in cash used in operating activities primarily relates to increase in accounts payable.

Net cash used by investing activities was $55,437 for the nine months ended June 30, 2005 compared to cash used in investing activities of $31,071 for the same period in 2004. This increase reflects the use of cash for the purchase of equipment and software which occurred in 2005.

Net cash provided by financing activities was $280,048 for the nine months ended June 30, 2005 compared to $224,501 for the same period in 2004. This increase reflects proceeds from sales of preferred stock and proceeds from related party debt.

During the two year period ending September 30, 2004, the Company recorded net losses aggregating $2.4 million.  In the nine months ended June 30, 2005, the Company recorded a net loss of $2.9 million.  The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings and debt financing and use these sources of capital to pay down its current debt and provide working capital. During the first quarter ended December 31, 2004 the Company completed the acquisition of Palancar Broadband LLC, a Texas limited liability company. During the second quarter ended March 31, 2005 the Company completed two acquisitions. Effective January 26, 2005 the Company acquired Gerdes Web Services, LLC, a Texas limited liability company (“Gerdes”) and on March 15, 2005 the Company acquired DSG Technology, Inc. d/b/a Panaband (“Panaband”). Both of these entities engage in providing wireless internet services and have increased the customer base and wireless network area coverage for the Company.

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

Off-Balance Sheet Arrangements

At June 30, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

Exhibits:  Exhibit 31 and 32

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of August, 2005.

Blue Wireless & Data, Inc.

/s/ Kit Chambers
Kit Chambers, CEO